Form 10-Q
period 1996-03-31
DOUBLETREE CORP
filed 1996-05-13
CIK 923472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1996.

/ /      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the transition period from      to      .
                                                             ------  ------
Commission File Number: 0-24392

                             DOUBLETREE CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 86-0762415
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

   410 NORTH 44TH STREET, SUITE 700,                       85008
            PHOENIX, ARIZONA                             (Zip code)
(Address of principal executive offices)

                                 (602) 220-6666
              (Registrant's telephone number, including area code)

                                      NONE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  X  No
                                                                 -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

                   Class                      Outstanding at April 15, 1996
        -----------------------------         -----------------------------
        Common Stock ($.01 par value)                22,111,936 shares

                             DOUBLETREE CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                 MARCH 31, 1996


                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                        PAGE
                                                                               ----
   Item 1.     Financial Statements:

               Consolidated Balance Sheets as of March 31, 1996
                 and December 31, 1995                                           1

               Consolidated Statements of Operations for the three
                months ended March 31, 1996 and 1995                             2

               Consolidated Statements of Cash Flows for the three
                 months ended March 31, 1996 and 1995                            3

               Notes to Consolidated Financial Statements                        4

   Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                             8

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                                11

   Item 6.     Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                      11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)

                                                                        (UNAUDITED)
                                                         DECEMBER 31,    MARCH 31,
                                                            1995           1996
                                                         -----------    ----------
ASSETS
Cash and cash equivalents                                 $  32,652     $ 19,024
Accounts receivable, net                                     17,907       16,533
Current portion of notes and other receivables                  390          390
Other                                                         2,694        3,285
                                                          ---------     --------

          Total current assets                               53,643       39,232
                                                          ---------     --------
Notes and other receivables, net of current portion          24,185       26,500
Investments                                                   5,070       25,910
Hotel properties, net                                        10,572       10,429
Leasehold improvements and office equipment, net              3,968        3,923
Management contracts, net                                    49,634       49,472
Goodwill, net                                                15,431       15,330
Deferred costs and other assets                                 604        3,311
                                                          ---------     --------

                                                          $ 163,107     $174,107
                                                          =========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                     $  25,072     $ 22,587
Leases payable                                                6,744        8,295
Accrued interest payable                                         23           27
Current portion of notes payable                                672        5,000
Income taxes payable                                            585        2,070
                                                          ---------     --------
          Total current liabilities                          33,096       37,979

Deferred income taxes                                        15,625       16,641
                                                          ---------     --------

                                                             48,721       54,620
                                                          ---------     --------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value.
  Authorized 100,000,000 shares; issued and
    outstanding 22,099,186  and 22,109,686 shares at
    December 31, 1995 and March 31, 1996, respectively          221          221
  Additional paid-in capital                                100,462      100,598
  Unrealized gain on marketable equity securities                22           92
  Unearned employee compensation                               (211)        (194)
  Retained earnings                                          13,892       18,770
                                                          ---------     --------
                                                            114,386      119,487
                                                          ---------     --------
                                                          $ 163,107     $174,107
                                                          =========     ========

See accompanying notes to consolidated financial statements.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (unaudited)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                  1995           1996
                                                -------        -------
Revenues:
  Management and franchise fees                  $ 6,826        $ 8,294
  Reimbursements                                  10,700         10,679
  Hotel revenues                                  29,667         41,853
  Other fees and income                            1,397          1,575
                                                 -------        -------
       Total revenues                             48,590         62,401
                                                 -------        -------

Operating costs and expenses:
  General and administrative                       3,860          4,643
  Reimbursable expenses                           10,249         10,064
  Hotel expenses                                  17,252         23,906
  Lease expense                                   10,773         14,736
  Depreciation and amortization                    1,020          1,467
  Interest expense                                    69             81
                                                 -------        -------
       Total operating costs and expenses         43,223         54,897
                                                 -------        -------

       Income before income taxes                  5,367          7,504

Provision for income taxes                         1,722          2,626
                                                 -------        -------

       Net income                                $ 3,645        $ 4,878
                                                 =======        =======

Earnings per share                               $  0.17        $  0.22
                                                 =======        =======
Weighted average common and common
 equivalent shares outstanding                    21,910         22,584
                                                 =======        =======

See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
                                                             1995           1996
                                                          --------        --------
Cash flows from operating activities:
Net income                                                $  3,645      $  4,878
Adjustments to reconcile net income to
  net cash provided (used) by operations:
  Provision for bad debts                                       12            97
  Depreciation and amortization                              1,020         1,467
  Equity in (earnings) loss of partnerships                   (119)           36
  Other non-cash expenses                                       70            17
  Deferred income taxes                                        753         1,016
  Net withdrawals from restricted cash                         515          --
  (Increase) decrease in accounts receivable                (4,826)        1,317
  (Increase) decrease in other assets                          294          (486)
  Increase (decrease) in current liabilities                (1,832)          555
                                                          --------      --------
       Net cash provided (used) by operations                 (468)        8,897
                                                          --------      --------
Cash flows from investing activities:
  Purchases of furniture and equipment                        (517)         (287)
  Investments in partnerships and ventures                    (658)      (20,919)
  Distributions from partnerships and ventures                  75           113
  Investments in management contracts                         --            (665)
  Deposits in hotels to obtain management contracts            250          (250)
  Loans to owners of  managed hotels                        (4,531)       (2,355)
  Purchase of marketable equity securities                    (139)         --
  Increase in deferred costs                                  --          (2,626)
                                                          --------      --------
       Net cash used by investing activities                (5,520)      (26,989)
                                                          --------      --------
Cash flow from financing activities:
  Proceeds from exercise of common stock options              --             136
  Cash distributions to stockholders                            (2)         --
  Proceeds from borrowings                                    --           5,000
  Principal payments on notes payable                          (19)         (672)
                                                          --------      --------
       Net cash provided (used) by financing activities        (21)        4,464
                                                          --------      --------

Decrease in cash and cash equivalents                       (6,009)      (13,628)
Cash and cash equivalents at beginning of year              23,169        32,652
                                                          --------      --------
Cash and cash equivalents at end of period                $ 17,160      $ 19,024
                                                          ========      ========
Supplemental cash flow information:
Cash paid for interest                                    $     63      $     77
                                                          ========      ========
Cash paid for income taxes                                $     81      $    125
                                                          ========      ========

See accompanying notes to consolidated financial statements.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)        BASIS OF PRESENTATION

           Doubletree Corporation (the Company) was incorporated on May 19, 1994 as a Delaware corporation to succeed to all the assets, liabilities and business operations of Doubletree Partners (formerly Guest Quarters Hotel Partnership
(GQHP)). At March 31, 1996, the Company managed 86 hotels, leased 52 hotels, owned one hotel and had franchise agreements with 33 hotels.

           On February 27, 1996, the Company acquired a 100% interest in RFS, Inc. (RFS Management) in a transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include RFS Management as if it had been acquired at the beginning of the earliest period presented.

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)        ACQUISITION OF RFS MANAGEMENT

           On February 27, 1996, the Company issued 2,727,811 shares of its common stock in exchange for all of the outstanding stock of RFS Management (a privately held hotel operator) in a transaction accounted for as a pooling of interests. RFS Management operates 50 hotels (44 hotels are leased and managed, 4 are leased only and 2 are managed). RFS Hotel Investors, Inc. (REIT) is the lessor for all leased hotels.

           Effective January 1, 1995, RFS Management was a Subchapter S Corporation for income tax purposes and, therefore, was not generally liable for income taxes for the year ending December 31, 1995.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           The following table presents total revenues and net income of the merged companies. Additionally, the table includes unaudited 1995 pro forma net income and earnings per share. The 1995 pro forma adjustments exclude business combination expenses, provide for additional tax expense due to the exclusion of the business combination expenses and increase the provision for taxes for RFS Management to a 35% rate which is the Company's 1995 effective tax rate.

                                                                              Three Months
                                                                                 Ended
                                              Year Ended December 31,           March 31,
                                              -----------------------           ---------
                                        Actual       Actual      Pro forma      Pro forma
                                         1993         1994          1995          1995
                                         ----         ----          ----          ----
Total revenues
  Doubletree                            $36,048     $ 78,173     $ 107,956      $ 21,801
  RFS Management                         12,159       62,610       122,816        26,789
                                        -------     --------     ---------      --------
    Total revenues, as reported         $48,207     $140,783     $ 230,772      $ 48,590
                                        =======     ========     =========      ========
Net income
    Doubletree                          $ 4,368     $ 12,578     $  15,662      $  3,109
    RFS Management                          565          657         2,129           536
                                        -------     --------     ---------      --------
       Net income, as reported          $ 4,933     $ 13,235        17,791         3,645
                                                                 =========      ========
Business combination expenses                                        2,565          --
Pro forma additional income tax expense                             (1,620)         (155)
                                                                 ---------      --------
Pro forma net income                                             $  18,736      $  3,490
                                                                 =========      ========
Pro forma earnings per share                                     $    0.84      $   0.16
                                                                 =========      ========
Weighted average shares outstanding                                 22,219        21,910
                                                                 =========      ========

           The Company incurred pre-tax expenses in the fourth quarter of 1995 related to the business combination of approximately $2,565,000. The costs incurred include legal, professional and accounting fees, due diligence and certain other costs necessary to complete the transaction.

           Certain of the franchisors required the payment of an application fee, as a result of the merger, of approximately $2,600,000 which is being amortized over the terms of the respective franchise agreements.

(3)        HOTEL PROPERTIES

           As of March 31, 1996 the Company leased 52 hotels, of which 48 are leased from the REIT under leases (Percentage Leases) which require the payment of rent equal to the greater of fixed base rent or percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue (if the hotel offers food and beverage service). The Percentage Leases are all cross defaulted with one another. The remaining four leases require the payment of base rent and additional rent based on the gross revenues of the hotels. All hotel leases are operating leases.

(4)        DEFERRED COSTS AND OTHER ASSETS

           At March 31, 1996 deferred costs and other assets primarily consist of franchise application fees paid in connection with the acquisition of RFS Management which are amortized over the lives of the franchise agreements. The initial cost of obtaining franchise licenses for hotels leased by RFS Management are paid by the owner. Accumulated amortization at March 31, 1996 is $3,000.

 (5)       INVESTMENTS

         As of March 31, 1996 the Company and its subsidiaries have general and/or limited partnership interests in 16 partnerships. Eleven of the partnerships own hotels while the others own retail or industrial properties. Six of the partnership interests were acquired in the acquisition of RFS Management. The Company's percentage of ownership in such partnerships at March 31, 1996 ranges from less than 1% to 49.9%. The investments include an investment in a partnership that is a majority owned subsidiary of the REIT. These partnership interests are convertible into common stock of the REIT.

         The Company, through RFS Management, purchased 973,684 shares of the REIT's convertible preferred stock for $19 per share or approximately $18,500,000. This investment is recorded at cost as there is no ready market for these securities. The convertible preferred stock will pay a fixed annual dividend of $1.45 per share and is convertible on a one-for-one share basis at the end of seven years. Separately, the REIT granted the Company a 10-year right of first refusal to manage and lease future hotels acquired or developed by the REIT. The Company has committed to the REIT to maintain $15,000,000 of net worth in RFS Management.

           Investments also include 35,000 shares of REIT common stock recorded at market value. The unrealized gain is reflected in stockholders' equity as these securities are classified as available-for-sale.

           Investments consist of the following (in thousands):

                                         DECEMBER 31,        March 31,
                                            1995                1996
                                            ----                ----
REIT convertible preferred stock          $   --             $ 18,500
REIT common shares                             538                608
Hotel partnerships                           3,746              4,050
Candlewood                                   1,098              3,064
Other                                         (312)              (312)
                                          --------           --------
                                          $  5,070           $ 25,910
                                          ========           ========

(6)        NOTE PAYABLE

           The Company has a credit facility, due December 16, 1998, which allows the Company to borrow up to $30,000,000, $5,000,000 of which was outstanding as of March 31, 1996. The Company repaid $3,000,000 subsequent to March 31, 1996. Interest is payable monthly at LIBOR plus a variable rate between 0.675% and 1.50%. The credit facility requires the payment of a quarterly commitment fee that ranges between 0.20% and 0.375% of the unused balance.

(7)        STOCKHOLDERS'  EQUITY

           In January 1995, RFS Management issued 12 restricted shares of RFS Management common stock to certain of its employees. These shares vest ratably over a four year period from the date of issuance. The estimated fair market value of these shares at issuance was $281,000. The shares were exchanged for approximately 36,500 Company common shares, subject to the same restrictions, in connection with the acquisition of RFS Management.

(8)        STOCK OPTIONS

           The Company has one stock option plan, the 1994 Equity Participation Plan (the Plan), in which options may be granted to key personnel to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. Subsequent to March 31, 1996, the Company's shareholders approved an increase in the maximum number of shares available under the Plan from 2,000,000 to 3,300,000. As of March 31, 1996, options for 1,810,375 shares, net of terminations, have been granted at prices ranging from $13.00 to $28.88, of which 234,250 are currently exercisable. The Plan also provides for the issuance of stock appreciation rights, restrictive stock or other awards, none of which have been granted.

(9)        EARNINGS PER SHARE

           For the three month periods ended March 31, 1995 and 1996, earnings per share has been calculated assuming the 2,727,811 shares issued to acquire RFS Management were outstanding the entire period. The common equivalent shares include employee stock options which have been deemed exercised for the purpose of computing earnings per share, based on the average market price during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying financial statements and notes thereto and the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared With Three Months Ended
March 31, 1995

         Total revenues increased $13.8 million or 28% to $62.4 million for the three months ended March 31, 1996 compared to $48.6 million for the three months ended March 31, 1995.

         Revenues from management and franchise fees increased $1.5 million or 22% in 1996 due to fees from new contracts (net of contracts lost) of $0.7 million, higher incentive fees of $0.7 million and increased fees from comparable hotels of $0.4 million. Reduced fees from renegotiated contracts and management contracts which converted to franchise contracts offset the management and franchise fee revenue growth by $0.3 million.

         Revenues from reimbursements decreased slightly in 1996 as compared to 1995. The margin from purchasing and other support services included in reimbursable activity (reimbursable revenues less reimbursable expenses) increased $0.2 million to $0.6 million, reflecting the continued implementation of purchasing agreements that lower the price of products to the hotel owner while concurrently providing the Company with a fee in return for negotiating and managing the program.

         Hotel revenues increased $12.2 million in 1996 or 41% principally due to an increase in the net number of owned and leased hotels in 1996 as compared to 1995. Hotel revenues for 1996 reflect the net addition of seven leased hotels since the comparable period of 1995. The margin on hotel results (hotel revenues less hotel expenses and lease expenses) increased from $1.6 million to $3.2 million reflecting the net addition of these properties since the prior year and the improvement in operating margin from 5.5% to 7.7%.

         Other fees and income increased $0.2 million in 1996 or 13% resulting principally from an increase in interest earned on loans to hotel owners in conjunction with obtaining management contracts and an increase in franchise application fees.

         General and administrative expenses increased $0.8 million in 1996 or 20% primarily due to the addition of employees resulting from the general growth of the Company, the formation of the franchise development team and an increase in legal costs. Depreciation and amortization increased $0.4 million primarily due to increased amortization associated with investments in management contracts. Interest expense increased nominally.

         The provision for income taxes reflects a 35% effective tax rate for the three months ended March 31, 1996 compared to a 32% effective tax rate for 1995. The lower effective tax rate for 1995 reflects the election of RFS Management to be taxed as a Subchapter S Corporation for income tax purposes and, therefore, it was generally not subject to federal income taxes. Had RFS Management been included in the 1995 consolidated income tax returns of the Company, the provision for income taxes for the three months ended March 31, 1995 would have increased by $0.2 million.

         Net income and earnings per share for the three months ended March 31, 1996 were $4.9 million and $0.22, respectively, compared to $3.6 million and $0.17, respectively, in 1995. With a normalized effective tax rate for RFS Management in 1995 of 35%, net income would have increased from 1995 to 1996 by 40% from $3.5 million and per share earnings would have increased 38% from $0.16.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company's balance sheet reflected $1.3 million of working capital which represents a decrease of $19.3 million from December 31, 1995 principally attributable to the Company's $18.5 million investment in the 973,684 shares of the REIT's convertible preferred stock (the REIT Preferred Shares). The Company generated cash from operating activities of $8.9 million during the three months ended March 31, 1996 as compared to using $0.5 million of cash for operations during the same period of 1995. The increase was due to increases in earnings and expenses not requiring the use of cash, improved timing of the collection of certain accounts receivable, namely incentive fees, and an increase in accounts payable.

         The Company requires capital primarily for making selective investments in the underlying hotels that it manages as a means of obtaining and enhancing the profitability of management contracts. The Company used $27.0 million of cash for investing activities in the 1996 quarter of which $18.5 million was contributed to RFS Management and subsequently invested in the REIT Preferred Shares. In connection with the acquisition of RFS Management, the Company also paid $2.6 million in application fees to certain of the franchisors of the hotels leased by RFS Management which will be amortized over the terms of the respective franchise agreements. Additionally, during the quarter, the Company made loans to owners of hotels in conjunction with obtaining new management contracts of $2.4 million and invested $2.4 million in hotel partnerships and ventures, of which $2.1 million was contributed to Candlewood. The Company has committed to contribute up to $15 million to Candlewood, of which $3.3 million had been funded as of March 31, 1996. The balance of $11.7 million is anticipated to be contributed during the next twelve months. Such contributions will be used for general corporate purposes as well as funding a portion of the development/construction costs of certain hotels.

         In connection with the acquisition of RFS, the credit facility was amended allowing the Company to maintain borrowings outstanding under the credit facility of up to $30.0 million through December 1997, and up to $12.5 million from December 1997 until scheduled maturity in December 1998. All borrowings outstanding under the credit facility are due in December 1998. Subsequent to December 31, 1995, the Company borrowed $5.0 million under the credit facility, of which $3.0 million was repaid in April 1996. Annually, the Company can request an extension of the maturity date by one year. Accordingly, should the Company request an extension in 1996 and the Lender agrees to such extension, the initial reduction in the commitment would be extended to 1998 and the maturity date would be December 1999. The credit facility provides for automatic reductions in the amount of the facility by 100% of the net proceeds from the sale or other disposition of certain types of loans or investments or the issuance of certain debt obligations and by 50% of the new proceeds from the issuance of certain equity securities. The Lender waived this required reduction with respect to both the initial public offering and the offering in June 1995.

         The agreement governing the credit facility contains numerous affirmative and negative covenants with which the Company must comply and includes restrictions on the types of business in which the Company may engage, the payment of dividends, investments, the incurrence of debt and liens, mergers and consolidations and the disposition of assets. Such agreement also contains covenants which require the Company to maintain certain financial ratios and meet other criteria. The obligations of the Company under the credit facility are secured by all notes receivable and the stock of certain significant subsidiaries. The Lender waived any restrictions imposed by such covenants with respect to the transactions with RFS Management and the REIT.

         The Company has guaranteed certain mortgages, leases and construction bonds up to $6.5 million ($2.9 million of which is collateralized by letters of credit).

         The Company has committed to lend up to $8.9 million, $7.7 million to the owner of the Doubletree Hotel in Somerset, New Jersey, of which $1.4 million is for renovations and $6.3 million is to provide bridge financing, if needed. The remaining loan commitments are to three other hotels primarily for renovations.

         The Company is committed, subject to certain conditions, to contributing an additional $3.1 million to an investment partnership formed for the purposes of acquiring hotels. The Company through its corporate subsidiaries serves as the general partner of certain limited partnerships which own hotels. Debt of these partnership is typically secured by first mortgages on the properties and generally is nonrecourse to the partners. However, such corporate subsidiaries are liable, as a general partner, for the recourse obligations of the partnerships they manage. No assurance can be given that the Company will not be required to fund additional commitments.

         Certain hotel management contracts provide that if a hotel does not achieve agreed-upon performance levels, the Company may elect or may be required to fund any performance shortfalls for a specified period of time. In general, if the Company elects not to fund the shortfall, the hotel owner may elect to terminate the management contract. If the Company elects to fund the shortfall, but performance standards are not achieved at the expiration of the funding period, the owner may elect to terminate the management contract at that time. The Company has not been required to fund any shortfalls during the three year and three month period ended March 31, 1996.

         On April 30, 1996, as amended May 7, 1996, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission. The Registration Statement proposes to offer 3,682,000 shares of common stock (excluding up to 552,300 additional shares which may be sold by the Company to cover over-allotments) of which 400,000 shares are being sold by the Company and 3,282,000 shares are being sold by certain stockholders of the Company.

         Management believes that a combination of its existing cash and cash equivalents, net cash to be provided from operations, its borrowing ability under the credit facility and the net proceeds expected to be received from the sale of shares recently registered to be sold will be sufficient to fund its operations and capital outlays.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not party to any litigation, other than routine litigation incidental to the business of the Company. The Company believes that such litigation is not material to the business of the Company, either individually or in the aggregate.

         The Company has received a letter claiming that its Club Hotels by Doubletree brand hotel name infringes on another hotel chain's brand name. Based in part on the advice of outside counsel, the Company believes that the claim is unfounded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K dated February 27, 1996 that described the acquisition of all of the outstanding common stock of RFS, Inc. (a privately held hotel operator) in exchange for 2,727,811 shares of the Company's common stock. The business combination was accounted for as a pooling-of-interests. As a result, the consolidated financial statements of Doubletree Corporation have been restated to include RFS, Inc. as if it had been acquired as of the beginning of the earliest period presented. The separate audited financial statements of RFS, Inc. for the three years ended December 31, 1995, were filed with the Report on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         Doubletree Corporation




May 10, 1996                              By   /s/ ____________________________
                                                            William L. Perocchi
                                                      Executive Vice President,
                                          Chief Financial Officer and Treasurer
                                               (Principal Financial Officer and
                                                        Duly Authorized Officer)