Form 10-Q
period 1996-06-30
DOUBLETREE CORP
filed 1996-08-14
CIK 923472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended June 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to ______.

Commission File Number: 0-24392

                             DOUBLETREE CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  86-0762415
     (State or other jurisdiction of              (IRS Employer Identification
      incorporation or organization)                        Number)


     410 NORTH 44TH STREET, SUITE 700,
             PHOENIX, ARIZONA                                85008
     (Address of principal executive                      (Zip code)
                 offices)

                                 (602) 220-6666
              (Registrant's telephone number, including area code)

                                      NONE
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

                    Class                       Outstanding at July 15, 1996
        Common Stock ($.01 par value)                 23,077,461 shares

                             DOUBLETREE CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1996

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                 PAGE
Item 1.      Financial Statements:

             Consolidated Balance Sheets as of June 30, 1996
               and December 31, 1995                                      3

             Consolidated Statements of Operations for the three
              and six months ended June 30, 1996 and 1995                 4

             Consolidated Statements of Cash Flows for the six
               months ended June 30, 1996 and 1995                        5

             Notes to Consolidated Financial Statements                   6

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10

PART II.          OTHER INFORMATION:

Item 4.      Submission of Matters to a Vote of Security Holders         14

Item 6.      Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                               14

ITEM 1. FINANCIAL STATEMENTS

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                         (UNAUDITED)
                                                      DECEMBER 31,         JUNE 30,
                                                         1995                1996
ASSETS                                                -----------          --------
Cash and cash equivalents                              $  32,652          $ 46,566
Accounts receivable, net                                  17,907            20,596
Current portion of notes and other receivables               390               477
Other                                                      2,694             2,944
                                                       ---------          --------
          Total current assets                            53,643            70,583
                                                       ---------          --------
Notes and other receivables, net of current portion       24,185            30,949
Investments                                                5,070            29,892
Hotel properties, net                                     10,572            10,289
Leasehold improvements and office equipment, net           3,968             3,526
Management contracts                                      49,634            48,275
Goodwill                                                  15,431            15,228
Deferred costs and other assets                              604             3,231
                                                       ---------          --------
                                                       $ 163,107          $211,973
                                                       =========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                  $  25,072          $ 25,347
Accrued lease expense                                      6,744            10,122
Accrued interest payable                                      23                15
Current portion of notes payable                             672               ---
Income taxes payable                                         585             3,774
                                                       ---------          --------
          Total current liabilities                       33,096            39,258

Deferred income taxes                                     15,625            18,254
                                                       ---------          --------
                                                          48,721            57,512
                                                       ---------          --------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value.
   Authorized 100,000,000 shares; issued and
     outstanding 22,099,186  and 23,070,961
     shares at December 31, 1995 and June 30,
     1996, respectively                                      221               231
   Additional paid-in capital                            100,462           128,061
   Unrealized gain on marketable equity securities            22                26
   Unearned employee compensation                           (211)             (176)
   Retained earnings                                      13,892            26,319
                                                       ---------          --------
                                                         114,386           154,461
                                                       ---------          --------
                                                       $ 163,107          $211,973
                                                       =========          ========

See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                           ---------------------------------    ----------------------------------
                                                  1995              1996                1995               1996
                                           ---------------  ----------------    ----------------   ---------------
Revenues:
   Management and franchise fees             $   7,710         $  10,225           $  14,536          $  18,519
   Reimbursements                               11,709            12,235              22,409             22,914
   Hotel revenues                               39,175            48,447              68,842             90,300
   Other fees and income                         1,177             2,059               2,574              3,634
                                             ---------         ---------           ---------          ---------
         Total revenues                         59,771            72,966             108,361            135,367
                                             ---------         ---------           ---------          ---------

Operating costs and expenses:
   General and administrative                    3,527             4,501               7,387              9,144
   Reimbursable expenses                        11,199            11,516              21,448             21,580
   Hotel expenses                               22,092            25,488              39,343             49,394
   Lease expense                                13,606            18,310              24,379             33,046
   Interest expense                                 63                62                 132                143
   Depreciation and amortization                 1,036             1,473               2,056              2,940
                                             ---------         ---------           ---------          ---------
         Total operating costs
           and expenses                         51,523            61,350              94,745            116,247
                                             ---------         ---------           ---------          ---------
         Income before income taxes              8,248            11,616              13,616             19,120

Provision for income taxes                       2,507             4,067               4,229              6,693
                                             ---------         ---------           ---------          ---------
         Net income                          $   5,741         $   7,549           $   9,387          $  12,427
                                             =========         =========           =========          =========
Earnings per share                           $    0.26         $    0.33           $    0.43          $    0.54
                                             =========         =========           =========          =========

Weighted average common and common
  equivalent shares outstanding                 22,057            23,173              21,984             22,849
                                             =========         =========              ======          =========

See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            ----------------------
                                                             1995            1996
                                                            --------       --------
Cash flows from operating activities:
Net income                                                  $  9,387       $12,427
Adjustments to reconcile net income to
   net cash provided by operations:
    Provision for bad debts                                       69            202
    Depreciation and amortization                              2,056          2,940
    Equity in (earnings) losses of partnerships                 (231)            37
    Other non-cash expenses                                       70             35
    Deferred income taxes                                      2,118          2,629
    Net withdrawals from restricted cash                         535            ---
    Increase in accounts receivable                           (5,209)        (2,687)
    Increase in other assets                                    (702)          (113)
    Increase in current liabilities                            3,249          7,085
                                                            --------       --------
                Net cash provided by operations               11,342         22,555
                                                            --------       --------
Cash flows from investing activities:
    Purchases of furniture and equipment                        (948)          (656)
    Investments in partnerships                                 (692)       (25,146)
    Distributions from partnerships                              153            292
    Purchase of marketable equity securities                    (369)           ---
    Deposits in hotels to obtain management contracts            250           (250)
    Investments in management contracts                       (4,671)          (811)
    Proceeds from termination of management contracts            408            ---
    Loans to owners of  managed hotels, net                   (7,800)        (6,381)
    Increase in deferred costs                                   ---         (2,626)
                                                            --------       ---------
                Net cash used in investing activities        (13,669)       (35,578)
                                                            --------       --------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net of
      offering costs                                           6,620         27,372
    Proceeds from exercise of common stock options               ---            237
    Distributions to shareholders                                 (6)           ---
    Proceeds of borrowings                                       ---          5,000
    Principal payments on notes payable                         (807)        (5,672)
                                                            --------       --------
                Net cash provided by financing activities      5,807         26,937
                                                            --------       --------
Net increase in cash and cash equivalents                      3,480         13,914
Cash and cash equivalents at beginning of year                23,169         32,652
                                                            --------       --------
Cash and cash equivalents at end of period                  $ 26,649       $ 46,566
                                                            ========       =======-
Supplemental cash flow information:

Cash paid for interest                                      $    121       $    151
                                                            ========       ========
Cash paid for income taxes                                  $    768       $    875
                                                            ========       ========

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)        BASIS OF PRESENTATION

           Doubletree Corporation (the Company) was incorporated on May 19, 1994 as a Delaware corporation to succeed to all the assets, liabilities and business operations of Doubletree Partners (formerly Guest Quarters Hotel Partnership
(GQHP)). At June 30, 1996, the Company managed 87 hotels, leased 54 hotels, owned one hotel and had franchise agreements with 37 hotels.

           On February 27, 1996, the Company acquired a 100% interest in RFS, Inc. (RFS Management) in a transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include RFS Management as if it had been acquired at the beginning of the earliest period presented.

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)        ACQUISITION OF RFS MANAGEMENT

           On February 27, 1996, the Company issued 2,727,811 shares of its common stock in exchange for all of the outstanding stock of RFS Management (a privately held hotel operator that leases / manages hotel properties) in a transaction accounted for as a pooling of interests. RFS Hotel Investors, Inc.
(REIT) is the lessor for all hotels leased by RFS Management.

           Effective January 1, 1995, RFS Management was a Subchapter S Corporation for income tax purposes and, therefore, was not generally liable for income taxes for the year ending December 31, 1995.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           The following table presents total revenues, net income, pro forma net income and pro forma earnings per share of the merged companies for the three and six month periods ended June 30, 1995 and for the year ended December 31, 1995. The 1995 pro forma adjustments exclude business combination expenses, provide for additional tax expense due to the exclusion of the business combination expenses and increase the provision for taxes for RFS Management to a 35% rate which was the Company's 1995 effective tax rate.

                                                                 Pro Forma
                                         -------------------------------------------------------
                                          Three Months          Six Months           Year Ended
                                              Ended                Ended            December 31,
                                          June 30, 1995        June 30, 1995            1995
                                          -------------        -------------        ------------
Total revenues
    Doubletree                             $ 28,889             $  50,690            $ 107,956
    RFS Management                           30,882                57,671              122,816
                                             ------                ------              -------
       Total revenues, as reported         $ 59,771             $ 108,361            $ 230,772
                                             ======               =======              =======
Net income

    Doubletree                             $  4,559             $   7,666            $  15,662
    RFS Management                            1,182                 1,721                2,129
                                             ------               -------              -------
       Net income, as reported                5,741                 9,387               17,791
Business combination expenses                     -                     -                2,565
Pro forma additional income tax expense        (380)                 (536)              (1,620)
                                             -------              --------             --------
Pro forma net income                       $  5,361             $   8,851            $  18,736
                                             ======               =======              =======
Pro forma earnings per share               $   0.24             $    0.40            $    0.84
                                             ======               =======              =======
Weighted average shares outstanding          22,057                21,984               22,219
                                             ======               =======              =======


           The Company incurred pre-tax expenses in the fourth quarter of 1995 related to the business combination of $2,565,000. The costs incurred include legal, professional and accounting fees, due diligence and certain other costs necessary to complete the transaction.

           Certain of the franchisors required the payment of an application fee, as a result of the merger, of approximately $2,600,000 which is being amortized over the terms of the respective franchise agreements.

 (3)       HOTEL PROPERTIES

           As of June 30, 1996 the Company leased 54 hotels, of which 49 are leased from the REIT, substantially all of which are cross defaulted with one another. All of the Company's leases require the payment of rent equal to the greater of fixed base rent or percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue (if the hotel offers food and beverage service). All hotel leases are operating leases.

(4)        DEFERRED COSTS AND OTHER ASSETS

           At June 30, 1996 deferred costs and other assets primarily consist of franchise application fees paid in connection with the acquisition of RFS Management which are amortized over the lives of the franchise agreements. The initial cost of obtaining franchise licenses for hotels leased by RFS Management are paid by the owner. Accumulated amortization at June 30, 1996 is $60,000.

 (5)       INVESTMENTS

           As of June 30, 1996 the Company and its subsidiaries have general and/or limited partnership interests in 17 partnerships. Eleven of the partnerships own hotels while the others own retail or industrial properties. Six of the partnership interests were acquired in the acquisition of RFS Management. The Company's percentage of ownership in such partnerships at June 30, 1996 ranges from less than 1% to 49.9%. The investments include an investment in a partnership that is a majority owned subsidiary of the REIT. These partnership interests are convertible into common stock of the REIT.

           The Company, through RFS Management, purchased 973,684 shares of the REIT's convertible preferred stock (the REIT Preferred Shares) for $19 per share or $18,500,000. This investment is recorded at cost as there is no ready market for these securities. The convertible preferred stock will pay a fixed annual dividend of $1.45 per share and is convertible on a one-for-one share basis at the end of seven years. Separately, the REIT granted the Company a 10-year right of first refusal to manage and lease future hotels acquired or developed by the REIT. The Company has committed to the REIT to maintain $15,000,000 of net worth in RFS Management.

           Investments also include 35,000 shares of REIT common stock recorded at market value. The unrealized gain is reflected in stockholders' equity as these securities are classified as available-for-sale.

           Investments consist of the following (in thousands):

                                          DECEMBER 31,          June 30,
                                             1995                1996
                                             ----                ----
REIT convertible preferred stock            $ ----             $18,500
REIT common shares                             538                 542
Hotel partnerships                           3,746               4,171
Candlewood                                   1,098               6,991
Other                                         (312)               (312)
                                            ------             -------
                                            $5,070             $29,892
                                            ======             =======

(6)        NOTE PAYABLE

           The Company has a credit facility, due December 16, 1999, which allows the Company to borrow up to $30,000,000. The Company borrowed $5,000,000 against the facility in February 1996 and repaid the entire amount prior to June 30, 1996. Interest expense related to the borrowing amounted to $105,000. Interest is payable monthly at LIBOR plus a variable rate between 0.675% and 1.50%. The credit facility requires the payment of a quarterly commitment fee that ranges between 0.20% and 0.375% of the unused balance.

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

           In May 1996, the Company completed a public offering of 4,234,300 shares of its common stock (of which 952,300 shares were newly issued shares of the Company) at a price to the public of $31.25 per share. The net proceeds to the Company, after expenses of the offering and giving effect to the underwriters' discount, were $27.4 million.

(8)        STOCK OPTIONS

           The Company has one stock option plan, the 1994 Equity Participation Plan (the Plan), in which options may be granted to key personnel to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. In April 1996, the Company's shareholders approved an increase in the maximum number of shares available under the Plan from 2,000,000 to 3,300,000. As of June 30, 1996, options for 1,805,625 shares, net of terminations, have been granted at prices ranging from $13.00 to $27.88, of which 443,275 are currently exercisable. The Plan also provides for the issuance of stock appreciation rights, restrictive stock or other awards, none of which have been granted.

(9)        EARNINGS PER SHARE

           For each of the periods presented, earnings per share has been calculated assuming the 2,727,811 shares issued to acquire RFS Management were outstanding the entire period. The common equivalent shares include employee stock options which have been deemed exercised for the purpose of computing earnings per share, based on the average market price during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying financial statements and notes thereto and the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared With Three Months Ended June 30, 1995

         Total revenues increased $13.2 million or 22% to $73.0 million for the three months ended June 30, 1996 compared to $59.8 million for the three months ended June 30, 1995.

         Revenues from management and franchise fees increased $2.5 million or 33% in 1996 due to higher incentive fees of $1.3 million, fees from new contracts (net of contracts lost) of $0.6 million, and increased fees from comparable hotels of $0.6 million

         Revenues from reimbursements increased $0.5 million or 4% in 1996 as compared to 1995. The margin from purchasing and other support services included in reimbursable activity (reimbursable revenues less reimbursable expenses) increased $0.2 million to $0.7 million, reflecting an increase in fees earned from managing hotel renovation projects and the continued implementation of purchasing agreements that lower the price of products to the hotel owner while concurrently providing the Company with a fee in return for negotiating and managing the program.

         Hotel revenues increased $9.3 million in 1996 or 24% principally due to improved average daily rates and occupancies at existing hotels and the net addition of seven leased hotels in 1996 compared to 1995. The margin on hotel results (hotel revenues less hotel expenses and lease expenses) increased $1.2 million or 34% from $3.5 million to $4.7 million reflecting the improvement in the operating margin from 8.9 % to 9.6%. and the net addition of seven properties since the prior year.

         Other fees and income increased $0.9 million in 1996 or 75% resulting principally from an increase in interest and dividend income of $0.5 million and increased franchise application and technical service fees.

         General and administrative expenses increased $1.0 million in 1996 or 28% primarily due to the addition of employees resulting from the general growth of the Company. Depreciation and amortization increased $0.4 million primarily due to increased amortization associated with investments in management contracts.

         The provision for income taxes reflects a 35% effective tax rate for the three months ended June 30, 1996 compared to a 30% effective tax rate for 1995. The lower effective tax rate for 1995 reflects the election of RFS Management to be taxed as a Subchapter S Corporation for income tax purposes and, therefore, it was generally not subject to federal income taxes. Had RFS Management been included in the 1995 consolidated income tax returns of the Company, the provision for income taxes for the three months ended June 30, 1995 would have increased by $0.4 million.

         Net income and earnings per share for the three months ended June 30, 1996 were $7.5 million and $0.33, respectively, compared to $5.7 million and $0.26, respectively, in 1995. With a normalized effective tax rate for RFS Management in 1995 of 35%, net income would have increased from 1995 to 1996 by 41% from $5.4 million to $7.5 million and per share earnings would have increased 38% from $0.24 to $0.33.

Six Months Ended June 30, 1996 Compared With Six Months Ended June 30, 1995

         Total revenues increased $27.0 million or 25% to $135.4 million for the six months ended June 30, 1996 compared to $108.4 million for the six months ended June 30, 1995.

         Revenues from management and franchise fees increased $4.0 million or 27% in 1996 compared to the same period in 1995. The increase is attributable to increased incentive fees of $2.0 million, fees from new contracts (net of contracts lost) of $1.4 million, and increased fees from comparable hotels of $0.9 million. The growth in revenue was offset by reduced fees of approximately $0.3 million form renegotiated contracts and management contracts which converted to franchise agreements.

         Reimbursement revenues increased by $0.5 million in the first six months of 1996 compared to the same period in 1995. The margin from purchasing and other support services included in reimbursable activity increased by $0.4 million to $1.3 million reflecting the implementation of new purchasing agreements and increased purchasing volume through existing agreements.

         Hotel revenues increased $21.5 million or 31% in the first six months of 1996 reflecting improved average daily rates and occupancies and the net addition of ten leased hotels as compared with the same period in 1995. The margin on hotel operating results increased 54% from $5.1 million to $7.9 million, reflecting the net addition of these properties and an improvement in the operating margin from 7.4% to 8.7%.

         Other fees and income increased $1.1 million or 41% primarily as a result of a $0.7 million increase in interest earned on loans made to hotel owners in conjunction with obtaining management contracts and dividends on the Company's investment in the REIT. Increased revenues from franchise application fees and technical service fees of $0.6 million were offset by losses from hotel partnerships in which the Company has an equity interest.

         General and administrative expenses increased $1.8 million or 24% over the first six months of 1995 primarily due to the addition of employees, the formation of a franchise development team and an increase in legal and professional fees, all of which is attributable to the Company's growth. Depreciation and amortization increased $0.9 million over the comparable 1995 period primarily due to increased amortization associated with investments in management contracts.

         The provision for income taxes reflects a 35% effective tax rate for the first six months of 1996 compared with a 31% effective tax rate for the comparable 1995 period. The lower effective tax rate for 1995 reflects the election of RFS Management to be taxed as a Subchapter S Corporation for income tax purposes and, therefore, it was generally not subject to federal income taxes. Had RFS management been included in the 1995 consolidated income tax returns of the Company, the income tax provision for the first six months of 1995 would have increased by $0.5 million.

         Net income and earnings per share for the six months ended June 30, 1996 were $12.4 million and $0.54, respectively, compared to $9.4 million and $0.43, respectively, in 1995. With a normalized effective tax rate for RFS Management in 1995 of 35%, net income would have increased from 1995 to 1996 by 40% from $8.9 million to $12.4 million and per share earnings would have increased 35% from $0.40 to $0.54.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company's balance sheet reflected $31.3 million of working capital which represents an increase of $10.8 million from December 31, 1995. The increase is principally attributable to $27.4 million of net proceeds generated by the Company's May public offering of common stock and cash generated from operations. The Company generated cash from operating activities of $22.6 million during the six months ended June 1996 as compared to $11.3 million during the same period of 1995. The increase was due to increases in net income, expenses not requiring the use of cash, and an increase in current liabilities principally due to the timing of hotel lease and income tax payments.

         The Company requires capital primarily for making selective investments in the underlying hotels that it manages as a means of obtaining and enhancing the profitability of management contracts. The Company used $35.6 million of cash for investing activities in the first six months of 1996 of which $18.5 million was contributed to RFS Management and subsequently invested in the REIT Preferred Shares. Additionally, the Company made loans to owners of hotels in conjunction with obtaining new management contracts of $6.4 million and invested $6.6 million in hotel partnerships and ventures, of which $6.2 million was contributed to Candlewood. The Company has committed to contribute up to $15 million to Candlewood, of which $7.4 million had been funded as of June 30, 1996. The balance of $7.6 million is anticipated to be contributed during the next six months. Such contributions will be used for general corporate purposes as well as funding a portion of the development/construction costs of certain hotels.

         In connection with the acquisition of RFS, the credit facility was amended allowing the Company to maintain borrowings outstanding under the credit facility of up to $30.0 million through December 1997, and up to $12.5 million from December 1997 until scheduled maturity in December 1998. Annually, the Company can request an extension of the maturity date by one year. In May 1996, the Company requested an extension which was granted by the Lender. Accordingly, the initial reduction in the commitment has been extended to 1998 and the maturity date is December 1999. In February 1996, the Company borrowed $5.0 million under the credit facility and repaid the entire amount by June 30 1996. The credit facility provides for automatic reductions in the amount of the facility by 100% of the net proceeds from the sale or other disposition of certain types of loans or investments or the issuance of certain debt obligations and by 50% of the new proceeds from the issuance of certain equity securities. The Lender has waived this required reduction with respect to each of the Company's public offerings of common stock.

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

         The Company has committed to lend up to $9.0 million, $7.0 million of which is to the owner of the Doubletree Hotel in Somerset, New Jersey, of which $0.7 million is for renovations and $6.3 million is to provide bridge financing, if needed. The remaining loan commitments are to two other hotels for renovations.

         The Company is committed, subject to certain conditions, to contributing an additional $3.1 million to an investment partnership formed for the purposes of acquiring hotels. The Company through its corporate subsidiaries serves as the general partner of certain limited partnerships which own hotels. Debt of these partnerships is typically secured by first mortgages on the properties and generally is nonrecourse to the partners. However, such corporate subsidiaries are liable, as a general partner, for the recourse obligations of the partnerships they manage. No assurance can be given that the Company will not be required to fund additional commitments.

         Certain hotel management contracts provide that if a hotel does not achieve agreed-upon performance levels, the Company may elect or may be required to fund any performance shortfalls for a specified period of time. In general, if the Company elects not to fund the shortfall, the hotel owner may elect to terminate the management contract. If the Company elects to fund the shortfall, but performance standards are not achieved at the expiration of the funding period, the owner may elect to terminate the management contract at that time. The Company funded $487,000 in June 1996 in connection with a shortfall at one hotel. There were no shortfall funding payments in 1995 or 1994.

         Management believes that a combination of its existing cash and cash equivalents, net cash to be provided from operations and its borrowing ability under the credit facility will be sufficient to fund its operations and capital outlays.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of Doubletree Corporation was held on April 22, 1996. The shareholders voted on the election of eight directors, all of which were elected as follows:

                                       Votes for:            Votes Withheld:
                                       ----------            ---------------
      William R. Fatt                  15,850,217                 5,555
      Richard J. Ferris                15,850,117                 5,655
      Dale F. Frey                     15,850,017                 5,755
      Ronald K. Gamey                  15,850,213                 5,555
      Richard M. Kelleher              15,850,317                 5,455
      Norman B. Leventhal              15,850,316                 5,465
      John H. Myers                    15,850,017                 5,755
      Peter V. Ueberroth               15,850,317                 5,455

         The shareholders also voted to approve a second amendment to the Company's 1994 Equity Participation Plan (the Plan) to increase the aggregate number of shares of Common Stock subject to the Plan from 2,000,000 to 3,300,000 as follows: 14,271,949 votes for, 1,443,742 votes against and 4,277 shares abstained from voting.

         The shareholders also voted to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1996 as follows: 15,852,935 votes for, 2,400 votes against and 437 shares abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibit 27 - Financial Data Schedule

 (b)     Reports on Form 8-K:     None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Doubletree Corporation

August 12, 1996                        By  /s/
                                          -------------------------------------
                                           William L. Perocchi
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                             Duly Authorized Officer)