Form 10-Q
period 1996-09-30
DOUBLETREE CORP
filed 1996-11-04
CIK 923472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended September 30, 1996.

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

                                  Yes  X  No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

           Class                                 Outstanding at October 11, 1996
-----------------------------                    -------------------------------
Common Stock ($.01 par value)                           23,095,586 shares

                             DOUBLETREE CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1996


                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                   PAGE
                                                                          ----
      Item 1.      Financial Statements:

                   Consolidated Balance Sheets as of September 30, 1996
                     and December 31, 1995                                  1

                   Consolidated Statements of Operations for the three
                    and nine months ended September 30, 1996 and 1995       2

                   Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 1996 and 1995               3

                   Notes to Consolidated Financial Statements               4

      Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    9

PART II.          OTHER INFORMATION

      Item 5.      Other Information                                       15

      Item 6.      Exhibits and Reports on Form 8-K                        15

SIGNATURES                                                                 15

ITEM 1.    FINANCIAL STATEMENTS

                     DOUBLETREE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)

                                                                             (UNAUDITED)
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                 1995           1996
                                                              -----------    -----------
ASSETS

Cash and cash equivalents                                     $    32,652    $    50,701
Accounts receivable, net                                           17,907         25,054
Current portion of notes and other receivables                        390            532
Other                                                               2,694          4,002
                                                              -----------    -----------
          Total current assets                                     53,643         80,289
                                                              -----------    -----------

Notes and other receivables, net of current portion                24,185         33,021
Investments                                                         5,070         36,039
Hotel properties, net                                              10,572         10,213
Leasehold improvements and office equipment, net                    3,968          3,574
Management contracts, net                                          49,634         47,560
Goodwill, net                                                      15,431         15,127
Deferred costs and other assets                                       604          4,164
                                                              -----------    -----------
                                                              $   163,107    $   229,987
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                         $    25,072    $    29,768
Leases payable                                                      6,744         12,348
Accrued interest payable                                               23              8
Current portion of notes payable                                      672             --
Income taxes payable                                                  585          5,331
                                                              -----------    -----------
          Total current liabilities                                33,096         47,455

Deferred income taxes                                              15,625         19,885
                                                              -----------    -----------
                                                                   48,721         67,340
                                                              -----------    -----------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value
      Authorized 100,000,000 shares; issued and outstanding
     22,099,186   and 23,094,886 shares at December 31, 1995
      and September 30, 1996, respectively                            221            231
  Additional paid-in capital                                      100,462        128,191
  Unrealized gain on marketable equity securities                      22             44
  Unearned employee compensation                                     (211)          (158)
  Retained earnings                                                13,892         34,339
                                                              -----------    -----------
                                                                  114,386        162,647
                                                              -----------    -----------
                                                              $   163,107    $   229,987
                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (unaudited)


                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                              ----------------------    ----------------------
                                                 1995         1996        1995          1996
                                              ---------    ---------    ---------    ---------
Revenues:
   Management and franchise fees              $   7,695    $   9,739    $  22,231    $  28,258
   Owned hotel revenues                           1,892        1,993        5,200        5,972
   Leased hotel revenues                         38,794       51,380      104,328      137,701
   Purchasing and service fees                    4,064        4,215       11,542       11,800
   Other fees and income                            448        1,261          941        2,233
                                              ---------    ---------    ---------    ---------
         Total revenues                          52,893       68,588      144,242      185,964
                                              ---------    ---------    ---------    ---------

Operating costs and expenses:
   Corporate general and administrative
     expenses                                     3,735        4,170       10,841       12,811
   Owned hotel expenses                           1,467        1,523        4,403        4,740
   Leased hotel expenses                         36,257       47,418       97,265      127,153
   Purchasing and service expenses                3,338        3,046        9,684        8,694
   Depreciation and amortization                  1,196        1,477        3,252        4,417
                                              ---------    ---------    ---------    ---------
         Total operating costs and expenses      45,993       57,634      125,445      157,815
                                              ---------    ---------    ---------    ---------

Operating income                                  6,900       10,954       18,797       28,149

   Interest expense                                 (49)         (32)        (181)        (175)
   Interest income                                1,236        1,388        3,094        3,478
                                              ---------    ---------    ---------    ---------

Income before income taxes and minority
      interest                                    8,087       12,310       21,710       31,452
   Minority interest share of net loss               84           28           77            6
                                              ---------    ---------    ---------    ---------
Income before income taxes                        8,171       12,338       21,787       31,458
   Income tax expense                            (2,563)      (4,318)      (6,792)     (11,011)
                                              ---------    ---------    ---------    ---------

Net income                                    $   5,608    $   8,020    $  14,995    $  20,447
                                              =========    =========    =========    =========

Earnings per share                            $    0.25    $    0.34    $    0.68    $    0.88
                                              =========    =========    =========    =========

Weighted average common and common
  equivalent shares outstanding                  22,443       23,879       22,137       23,183
                                              =========    =========    =========    =========

See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            --------------------
                                                              1995        1996
                                                            --------    --------
Cash flow from operating activities:
Net income                                                  $ 14,995    $ 20,447
Adjustments to reconcile net income to
   net cash provided by operations:
    Provision for bad debts                                      126         299
    Depreciation and amortization                              3,252       4,417
    Equity in (earnings) loss of partnerships                   (161)        171
    Minority interest share of net loss                          (77)         (6)
    Other non-cash expenses                                      240          53
    Deferred income taxes                                      3,518       4,260
    Net withdrawals from restricted cash                         535          --
    Increase in accounts receivable                           (6,779)     (7,242)
    Increase in other assets                                  (1,133)     (1,796)
    Increase in accounts payable and accrued expenses          7,012      15,310
                                                            --------    --------
                Net cash provided by operations               21,528      35,913
                                                            --------    --------

Cash flow from investing activities:
    Purchases of furniture and equipment                      (1,938)     (1,028)
    Investments in partnerships and ventures                    (801)    (32,499)
    Distributions from partnerships and ventures                 313       1,381
    Investments in management contracts                       (6,791)     (2,258)
    Proceeds from termination of management contracts            408       1,317
    Loans to owners of  managed hotels, net                  (16,899)     (8,518)
    Deposits in hotels to obtain management contracts             --        (700)
    Purchase of marketable securities                           (412)         --
    Increase in deferred costs                                    --      (2,626)
                                                            --------    --------
                Net cash used in investing activities        (26,120)    (44,931)
                                                            --------    --------

Cash flow from financing activities:
    Proceeds from issuance of common stock, net of
      offering costs                                           6,620      27,372
    Proceeds from exercise of common stock options                80         367
    Cash distributions to stockholders                        (1,305)         --
    Proceeds of borrowings                                        --       5,000
    Principal payments on notes payable                         (826)     (5,672)
                                                            --------    --------
                Net cash provided by financing activities      4,569      27,067
                                                            --------    --------

Net increase (decrease) in cash and cash equivalents             (23)     18,049
Cash and cash equivalents at beginning of year                23,169      32,652
                                                            --------    --------
Cash and cash equivalents at end of period                  $ 23,146    $ 50,701
                                                            ========    ========

Supplemental cash flow information:

Cash paid for interest                                      $    168    $    190
                                                            ========    ========
Cash paid for income taxes                                  $  2,809    $  2,005
                                                            ========    ========

See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)        BASIS OF PRESENTATION

           Doubletree Corporation (the Company) was incorporated on May 19, 1994 as a Delaware corporation to succeed to all the assets, liabilities and business operations of Doubletree Partners (formerly Guest Quarters Hotel Partnership
(GQHP)). At September 30, 1996, the Company managed 85 hotels, leased 59 hotels, owned one hotel and had franchise agreements with 39 hotels.

           On February 27, 1996, the Company acquired a 100% interest in RFS, Inc. (RFS Management) in a transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements have been restated to include RFS Management as if it had been acquired at the beginning of the earliest period presented.

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)        RECLASSIFICATIONS

           The Company is reimbursed for costs associated with providing central reservations, sales and marketing, accounting, data processing, internal audit and employee training services to managed hotels. The Company is also reimbursed for central reservations and marketing services provided to franchised hotels. Prior to the quarter ended September 30, 1996, these costs and the related revenues were presented on a gross basis. Commencing with the quarter ended September 30, 1996, the revenues and costs related to these activities have been reclassified and presented on a net basis for all periods presented. In addition, certain other amounts in the consolidated statements of operations for the three and nine month periods ended September 30, 1995 have been reclassified to conform with the current presentation.

(3)        ACQUISITION OF RFS MANAGEMENT

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

\                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           The following table presents total revenues, net income, pro forma net income and pro forma earnings per share of the merged companies for the three and nine month periods ended September 30, 1995 and for the year ended December 31, 1995. The 1995 pro forma adjustments exclude business combination expenses, provide for additional tax expense due to the exclusion of the business combination expenses and increase the provision for income taxes for RFS Management to a 35% rate which was the Company's 1995 effective tax rate.


                                                             PRO FORMA
                                          ----------------------------------------------
                                           THREE MONTHS     NINE MONTHS     YEAR ENDED
                                             ENDED          ENDED         DECEMBER 31,
                                          SEPT. 30, 1995  SEPT. 30, 1995       1995
                                          --------------  --------------    ------------
Total revenues
    Doubletree                               $  19,823       $  53,630       $  74,066
    RFS Management                              33,070          90,612         122,520
                                             ---------       ---------       ---------
       Total revenues, as reported           $  52,893       $ 144,242       $ 196,586
                                             =========       =========       =========
Net income
    Doubletree                               $   4,664       $  12,331       $  15,662
    RFS Management                                 944           2,664           2,129
                                             ---------       ---------       ---------
       Net income, as reported                   5,608          14,995          17,791
Business combination expenses                       --              --           2,565
Pro forma additional income tax expense           (297)           (833)         (1,620)
                                             ---------       ---------       ---------
Pro forma net income                         $   5,311       $  14,162       $  18,736
                                             =========       =========       =========
Pro forma earnings per share                 $    0.24       $    0.64       $    0.84
                                             =========       =========       =========
Weighted average shares outstanding             22,443          22,137          22,219
                                             =========       =========       =========

           The Company incurred pre-tax expenses in the fourth quarter of 1995 related to the business combination of $2,565,000. The costs incurred include legal, professional and accounting fees, due diligence and certain other costs necessary to complete the transaction.

           Certain of the franchisors required the payment of an application fee, as a result of the merger of $2,626,000 which is being amortized over the terms of the respective franchise agreements.

(4)        HOTEL PROPERTIES

           As of September 30, 1996 the Company leased 59 hotels, of which 50 are leased from the REIT. Substantially all of the hotels leased from the REIT are cross defaulted with one another. All of the Company's leases require the payment of rent equal to the greater of fixed base rent or percentage rent based on a percentage of gross room revenue, food revenue and beverage revenue (if the hotel offers food and beverage service). All hotel leases are operating leases.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 (5)       INVESTMENTS

           As of September 30, 1996 the Company and its subsidiaries have general and/or limited partnership interests (ranging from less than 1% to 50%) in partnerships that principally own hotels. Such interests include an investment in a partnership that is a majority owned subsidiary of the REIT. These partnership interests are convertible into common stock of the REIT.

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

           Investments consist of the following (in thousands):

                                    DECEMBER 31,   September 30,
                                        1995           1996
                                      --------       --------
REIT convertible preferred stock      $     --       $ 18,500
REIT common shares                         538            560
Hotel partnerships                       3,746          6,422
Candlewood                               1,098         10,871
Other                                     (312)          (314)
                                      --------       --------
                                      $  5,070       $ 36,039
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

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


           In May 1996, the Company completed a public offering of 4,234,300 shares of its common stock (of which 952,300 shares were newly issued shares of the Company) at a price to the public of $31.25 per share. The net proceeds to the Company, after expenses of the offering and giving effect to the underwriters' discount, were $27.4 million.

 (8)       STOCK OPTIONS

           The Company has one stock option plan, the 1994 Equity Participation Plan (the Plan), in which options may be granted to key personnel to purchase shares of the Company's common stock at a price not less than the current market price at the date of the grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. In April 1996, the Company's shareholders approved an increase in the maximum number of shares available under the Plan from 2,000,000 to 3,300,000. As of September 30, options for 1,790,375 shares, net of terminations, have been granted at prices ranging from $13.00 to $27.88, of which 452,100 are currently exercisable. The Plan also provides for the issuance of stock appreciation rights, restrictive stock or other awards, none of which have been granted.

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

(10)       PROPOSED ACQUISITION OF RED LION

         On September 12, 1996, Doubletree, through a subsidiary, entered into an Agreement and Plan of Merger with Red Lion Hotels, Inc. ("Red Lion"), whereby Doubletree would acquire all of the outstanding common stock of Red Lion in a merger transaction ("Merger"). Red Lion is a full service hospitality company that owns, leases and/or manages 56 hotels as of September 30, 1996 principally in the western United States. The purchase price, which is subject to adjustment based on the Company's stock price and includes the assumption of approximately $213.3 million of indebtedness, is approximately $1.2 billion and is anticipated to be funded with a combination of newly-issued shares of Doubletree common stock, institutional debt and existing cash. Consummation of the transaction, which will be accounted for as a purchase, is subject to certain conditions and is expected to be completed as soon as practicable after Red Lion's special stockholders' meeting.

         The following table presents unaudited pro forma summary financial information for the nine month periods ended September 30, 1995 and 1996 as if the acquisition of Red Lion had occurred on January 1, 1995 and assumes the following:

         (1) The price of Doubletree's common stock, for purposes of the Merger, is $41.00 per share;

         (2) The cash consideration to be paid to the shareholders of Red Lion is approximately $685.0 million;


         (3) The stock consideration to be paid to the shareholders of Red Lion is approximately $297.0 million or 7.2 million shares of Doubletree common stock;

         (4) The net proceeds are $315.0 million ($215.0 million of which is assumed to be raised in a public offering) from the sale of approximately 8.1 million shares of Doubletree common stock;

         (5) Approximately $213.3 million of existing Red Lion indebtedness is repaid; and,

         (6) Approximately $572.0 million of institutional indebtedness is incurred.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  ----------------------------
                                                                  PRO FORMA          PRO FORMA
                                                                    1995               1996
                                                                  ---------          ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA::
    Total revenues                                                $ 446,442          $ 508,501
    Total operating costs and expenses                              398,176            428,340
    Operating income                                                 48,266             80,161
    Interest, net                                                   (25,161)           (25,380)
    Income before income taxes and minority interest                 23,105             54,781
    Net income                                                       21,654             31,228
    Earnings per share (1)                                             0.58               0.81
    Weighted average common and common equivalent shares (1)         37,435             38,481

OTHER DATA:
    Operating Data Excluding Non-Recurring Items
       Operating income                                           $  62,928(2)       $  80,161
       Net income                                                    20,174(3)          31,228
       Earnings per share (1)                                          0.54(3)            0.81
    EBITDA (4)                                                    $  91,762          $ 124,597


                                           AS OF SEPTEMBER 30, 1996
                                           ------------------------
BALANCE SHEET DATA:
      Cash and cash equivalents                   $   58,376
      Total assets                                 1,769,529
      Long-term debt, net of current portion         567,000
      Stockholders' equity                           774,885
      Book value per common share                 $    20.18

---------------------

(1) Pro forma per share information assumes that the approximately 15.3 million shares to be issued in connection with the Merger were issued as of January 1, 1995.

(2) Excludes $14.7 million of formation expenses incurred by Red Lion as a result of its formation in August 1995.

(3) Adjusted to (a) provide for increased income tax expense on the excluded formation expenses incurred during the nine months ended September 30, 1995, (b) exclude the deferred tax benefit of $9.7 million related to the formation of Red Lion and provide for income taxes at the statutory rate and (c) provide for taxes on RFS Management's earnings that were not taxed due to its Sub-Chapter S status.

(4)   EBITDA represents earnings before interest expense, income taxes, income
      (loss) attributable to joint venturers' interest, and depreciation and amortization. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles, and such information should not be considered as an alternative to net income, cash flow from operations or any other measure of performance prescribed by generally accepted accounting principles. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt.

      For the nine months ended September 30, 1995 EBITDA includes $14.7 million of non-recurring formation expenses associated with the formation of Red Lion. Excluding these expenses, EBITDA for the nine months ended September 30, 1995 would have been $106.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying financial statements and notes thereto and the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

OVERVIEW

         As a manager of hotels, Doubletree is typically responsible for supervising or operating the hotel in exchange for base fees tied to revenues. In addition, Doubletree may also earn revenues through incentive fees based on the performance of the hotel and income from debt and equity investments in the underlying hotel. As a franchisor, Doubletree licenses its brand name to the hotel operator in exchange for a franchise fee based on revenues.

         Hotel revenues consist of revenues from hotels owned or leased by Doubletree. For these hotels, Doubletree includes as revenues the entire hotel's revenues. As the lessee of hotels that Doubletree also manages, Doubletree exercises similar control over the operation and supervision of the hotel as is given to it as a manager, however, Doubletree recognizes all revenues and substantially all expenses associated with the operation of the hotel.

         Purchasing and service fees represent fees from purchasing agreements with preferred vendors, sales of furniture, supplies and other frequently used items to hotels for a profit, and fees from technical services provided to hotel owners in connection with the construction/renovation of hotels.

         Other fees and income primarily comprise contract termination fees and equity in income/losses of hotel partnerships and similar ventures, including gains/losses upon the sale of a hotel.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared With Three Months Ended September 30, 1995

         Total revenues increased $15.7 million or 30% to $68.6 million for the three months ended September 30, 1996 compared to $52.9 million for the three months ended September 30, 1995.

         Revenues from management and franchise fees increased $2.0 million or 27% in 1996 compared to the same period in 1995. The increase is attributable to increased incentive fees of $0.9 million, fees from new contracts (net of contracts lost) of $0.6 million, increased fees from comparable hotels of $0.4 million and an increase in fees of $0.1 million from renegotiated contracts and management contracts which converted to franchise agreements.

         Owned hotel revenues increased $0.1 million or 5% in the three month period compared to the same period in 1995 reflecting an improved average daily rate at the one owned hotel in Southfield, Michigan.

         Leased hotel revenues increased $12.6 million or 32% during the quarter reflecting improved average daily rates and occupancies and the net addition of six leased hotels as compared with the same period in 1995. The margin on leased hotel operating results increased 56% from $2.5 million to $4.0 million, reflecting the net addition of these properties and an improvement in the operating margin from 6.5% to 7.7%.

         Purchasing and service fees increased by $0.2 million in 1996 compared to the same period in 1995. The margin increased by $0.4 million to $1.2 million reflecting a shift in mix from high volume, low margin bulk purchasing programs (whereby Doubletree purchases goods and resells such goods to its hotel owners) to preferred vendor programs (whereby Doubletree earns program management fees only).

         Other fees and income increased $0.8 million principally due to an increase of $0.5 million in equity and other income, principally attributable to the sale of the San Diego Doubletree Hotel in which the Company had an equity interest and an increase in dividends from Doubletree's investment in the convertible preferred stock of the REIT of $0.3 million.

         General and administrative expenses increased $0.4 million or 12% over the three months of 1995 primarily due to the addition of employees and the formation of a franchise development team, all of which is attributable to the Company's growth. Depreciation and amortization increased $0.3 million over the comparable 1995 period primarily due to increased amortization associated with investments in management contracts. Net interest income increased nominally by $0.2 million.

         The provision for income taxes reflects a 35% effective tax rate for the three months ended September 30, 1996 compared to a 31% effective tax rate for 1995. The lower effective tax rate for 1995 reflects the election of RFS Management to be taxed as a Subchapter S Corporation for income tax purposes and, therefore, it was generally not subject to federal income taxes. Had RFS Management been included in the 1995 consolidated income tax returns of the Company, the provision for income taxes for the three months ended September 30, 1995 would have increased by $0.3 million.

         Net income and earnings per share for the three months ended September 30, 1996 were $8.0 million and $0.34, respectively, compared to $5.6 million and $0.25, respectively, in 1995. With a normalized effective tax rate for RFS Management in 1995 of 35%, net income would have increased from 1995 to 1996 by 51% from $5.3 million to $8.0 million and per share earnings would have increased 42% from $0.24 to $0.34.

Nine Months Ended September 30, 1996 Compared With Nine Months Ended September 30, 1995

         Total revenues increased $41.7 million or 29% to $186.0 million for the nine months ended September 30, 1996 compared to $144.2 million for the nine months ended September 30, 1995.

         Revenues from management and franchise fees increased $6.0 million or 27% in 1996 compared to the same period in 1995. The increase is attributable to increased incentive fees of $2.9 million, fees from new contracts (net of contracts lost) of $2.0 million, and increased fees from comparable hotels of $1.1 million.

         Owned hotel revenues increased $0.8 million or 15% in the first nine months of 1996 reflecting a significantly improved occupancy rate at the one owned hotel in Southfield, Michigan. The margin on owned hotel operating results increased $0.4 million or 55%, reflecting an improvement in the operating margin from 15.3% to 20.6% in the 1996 period.

         Leased hotel revenues increased $33.4 million or 32% in the first nine months of 1996 reflecting improved average daily rates and, to a lesser extent, occupancies and the addition of leased hotels coupled with a full nine months of revenues from hotels added in 1995 as compared with the same period in 1995. The margin on leased hotel operating results increased 49% from $7.1 million to $10.6 million, reflecting the net addition of these properties and an improvement in the operating margin from 6.8% to 7.7%.

         Purchasing and service fees increased by $0.3 million in the first nine months of 1996 compared to the same period in 1995. The margin increased by $1.2 million to $3.1 million reflecting a shift in mix from high volume, low margin bulk purchasing programs (whereby Doubletree purchases goods and resells such goods to its hotel owners) to preferred vendor programs (whereby Doubletree earns program management fees only).

         Other fees and income increased $1.3 million principally due to an increase in dividends from Doubletree's investment in the convertible preferred stock of the REIT of $0.9 million and an increase in equity and other income, principally attributable to the sale of the San Diego Doubletree Hotel in which the Company had an equity interest.

         General and administrative expenses increased $2.0 million or 18% over the first nine months of 1995 primarily due to the addition of employees, the formation of a franchise development team and an increase in travel and professional fees, all of which is attributable to the Company's growth. Depreciation and amortization increased $1.2 million over the comparable 1995 period primarily due to increased amortization associated with investments in management contracts. Net interest income increased $0.4 million principally due to higher invested cash balances.

         The provision for income taxes reflects a 35% effective tax rate for the first nine months of 1996 compared with a 31% effective tax rate for the comparable 1995 period. The lower effective tax rate for 1995 reflects the election of RFS Management to be taxed as a Subchapter S Corporation for income tax purposes and, therefore, it was generally not subject to federal income taxes. Had RFS management been included in the 1995 consolidated income tax returns of the Company, the income tax provision for the first nine months of 1995 would have increased by $0.8 million.

         Net income and earnings per share for the nine months ended September 30, 1996 were $20.4 million and $0.88, respectively, compared to $15.0 million and $0.68, respectively, in 1995. With a normalized effective tax rate for RFS Management in 1995 of 35%, net income would have increased from 1995 to 1996 by 44% from $14.2 million to $20.4 million and per share earnings would have increased 38% from $0.64 to $0.88.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company's balance sheet reflected $32.8 million of working capital which represents an increase of $12.3 million from December 31, 1995. The increase is principally attributable to $27.4 million of net proceeds generated by the Company's May public offering of common stock and cash generated from operations. The Company generated cash from operating activities of $35.9 million during the nine months ended September 1996 as compared to $21.5 million during the same period of 1995. The increase was due to increases in net income, expenses not requiring the use of cash, and an increase in current liabilities principally due to the timing of hotel lease and income tax payments.

         The Company requires capital primarily for making selective investments in the underlying hotels that it manages as a means of obtaining and enhancing the profitability of management contracts. The Company used $44.9 million of cash for investing activities in the first nine months of 1996 of which $18.5 million was contributed to RFS Management and subsequently invested in the REIT Preferred Shares. Additionally, the Company made loans to owners of hotels in conjunction with obtaining new management contracts of $8.5 million and invested $14.0 million in hotel partnerships and ventures, of which $10.3 million was contributed to Candlewood. The Company has committed to contribute up to $15 million to Candlewood, of which $11.5 million had been funded as of September 30, 1996. The balance of $3.5 million is anticipated to be contributed during the next three months. Such contributions will be used for general corporate purposes as well as funding a portion of the development/construction costs of certain hotels. In September 1996, Candlewood Hotel Company, Inc. filed a registration statement with the Securities and Exchange Commission to register its common stock. Upon consummation of the offering, Doubletree's interest in Candlewood will be converted into an equivalent interest in Candlewood Hotel Company, Inc. and the equity advances made through such date will be converted to an interest bearing note receivable.

         In addition, in August 1996 Doubletree committed to provide credit support for a loan facility that will be utilized by Candlewood to arrange to provide construction and permanent financing to Candlewood franchisees on terms that, in most cases, are much more attractive than those which the franchisees could obtain on their own. The source of the loan facility will be General Motors Acceptance Corporation Mortgage Group. In providing such credit support, Doubletree's maximum exposure on any one Candlewood franchise will be approximately $1.0 million , with the aggregate amount of exposure to Doubletree for all such credit support capped at between $20.0 and $30.0 million, assuming that the aggregate amount of loans made under the loan facility is between $100.0 and $150.0 million.

         In August 1996, Doubletree and Patriot American Hospitality, Inc. (Patriot), one of the nations leading hotel real estate investment trusts, announced the formation of a joint venture strategic alliance. Pursuant to the strategic alliance, Doubletree and Patriot will work together to identify hotels potentially suitable for acquisition by Patriot, which will then be operated as Doubletree brand hotels or luxury non-Doubletree brand hotels, in each case to be leased and managed by Doubletree. Patriot and Doubletree have committed to invest an aggregate of $200.0 million and $20.0 million, respectively, into the purchase of hotels as part of the strategic alliance. Through September 30, 1996, four hotels have been acquired, all of which will be Doubletree branded, and the Company has funded approximately $3.0 million.

         The Company has guaranteed certain mortgages, leases and construction bonds up to $6.5 million ($2.9 million of which is collateralized by letters of credit).

         The Company has committed to lend up to $6.9 million, $6.6 million of which is to the owner of the Doubletree Hotel in Somerset, New Jersey, of which $0.3 million is for renovations and $6.3 million is to provide bridge financing, if needed. The remaining loan commitments are to two other hotels for renovations.

         The Company is committed, subject to certain conditions, to contributing an additional $2.8 million to an investment partnership formed for the purposes of acquiring hotels. The Company through its corporate subsidiaries serves as the general partner of certain limited partnerships which own hotels. Debt of these partnerships is typically secured by first mortgages on the properties and generally is nonrecourse to the partners. However, such corporate subsidiaries are liable, as a general partner, for the recourse obligations of the partnerships they manage. No assurance can be given that the Company will not be required to fund additional commitments.

         Certain hotel management contracts provide that if a hotel does not achieve agreed-upon performance levels, the Company may elect or may be required to fund any performance shortfalls for a specified period of time. In general, if the Company elects not to fund the shortfall, the hotel owner may elect to terminate the management contract. If the Company elects to fund the shortfall, but performance standards are not achieved at the expiration of the funding period, the owner may elect to terminate the management contract at that time. The Company funded $0.5 million in June 1996 in connection with a shortfall at one hotel. There were no shortfall funding payments in 1995 or 1994.

         In connection with the acquisition of RFS, the credit facility was amended allowing the Company to maintain borrowings outstanding under the credit facility of up to $30.0 million through December 1997, and up to $12.5 million from December 1997 until scheduled maturity in December 1998. Annually, the Company can request an extension of the maturity date by one year. In May 1996, the Company requested an extension which was granted by the Lender. Accordingly, the initial reduction in the commitment has been extended to 1998 and the maturity date is December 1999. In February 1996, the Company borrowed $5.0 million under the credit facility and repaid the entire amount by June 30, 1996. The credit facility provides for automatic reductions in the amount of the facility by 100% of the net proceeds from the sale or other disposition of certain types of loans or investments or the issuance of certain debt obligations and by 50% of the new proceeds from the issuance of certain equity securities. The Lender has waived this required reduction with respect to each of the Company's public offerings of common stock.

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

         It is currently anticipated that upon consummation of the acquisition of Red Lion, Doubletree's existing credit facility described above will be terminated and replaced with a $736.0 million term loan and revolving credit facility (New Credit Facility), of which $36.0 million will be available only in certain circumstances.

         The agreement governing the New Credit Facility will contain numerous affirmative and negative covenants with which the Company must comply including, without limitation, restrictions with respect to investments, dividends and the incurrence of indebtedness. Additionally, the Company must maintain certain financial ratios and meet other criteria. The obligations of the Company under the New Credit Facility will be secured by the stock of certain significant subsidiaries and pledges of significant notes receivable and other assets.

         Doubletree intends to borrow such amount under the New Credit Facility which, when coupled with the net proceeds received from sales of the Company's common stock and existing cash balances, will provide sufficient cash proceeds to consummate the Merger. In the event that the public offering of common stock is not consummated prior to the Merger, the Company currently intends to finance the Merger, to the extent necessary, through additional borrowings under the New Credit Facility and bridge financing of up to $150.0 million for which the Company has received written commitments from various institutions. In each instance, management believes that a combination of its existing cash and cash equivalents, net cash to be provided from operations and its remaining borrowing ability under the New Credit Facility will be sufficient to fund its current operations and capital expenditures after the Merger.

CERTAIN FINANCIAL AND OPERATING DATA

         Set forth below is certain financial and operating data of the Company as of and for each of the periods ended:

                                                     AS OF               AS OF              AS OF
                                              SEPTEMBER 30, 1995  DECEMBER 31. 1995   SEPTEMBER 30, 1996
                                              ------------------  -----------------   ------------------
SUMMARY OPERATING DATA:
    NUMBER OF HOTELS
    Doubletree Full-Service Hotels                    55                  56                  62
    Doubletree Guest Suite Hotels                     34                  36                  37
    Doubletree Club Hotels                            13                  13                  16
                                                     ---                 ---                 ---
       Total Doubletree Brand Hotels                 102                 105                 115
    Non-Doubletree Brand Hotels                       12                  11                  69
                                                     ---                 ---                 ---
       Total Company Hotel Portfolio                 114                 116                 184
                                                     ===                 ===                 ===

    Management Contracts                              79                  81                  85
    Lease Agreements (1)                               5                   5                  60
    Franchise Agreements                              30                  30                  39
                                                     ---                 ---                 ---
       Total Company Hotel Portfolio                 114                 116                 184
                                                     ===                 ===                 ===

                                                  AS OF                 AS OF                   AS OF
                                           SEPTEMBER 30, 1995     DECEMBER 31. 1995      SEPTEMBER 30, 1996
                                           ------------------     -----------------      ------------------
NUMBER OF ROOMS
Doubletree Full-Service Hotels                   17,973                 18,422                 19,614
Doubletree Guest Suite Hotels                     7,378                  7,693                  8,033
Doubletree Club Hotels                            2,347                  2,386                  3,333
                                                 ------                 ------                 ------
   Total Doubletree Brand Hotels                 27,698                 28,501                 30,980
Non-Doubletree Brand Hotels                       2,435                  2,114                 11,456
                                                 ------                 ------                 ------
   Total Company Hotel Portfolio                 30,133                 30,615                 42,436
                                                 ======                 ======                 ======

Management Contracts                             22,351                 22,957                 24,137
Lease Agreements (1)                              1,017                  1,017                  9,129
Franchise Agreements                              6,765                  6,641                  9,170
                                                 ------                 ------                 ------
   Total Company Hotel Portfolio                 30,133                 30,615                 42,436
                                                 ======                 ======                 ======


                                                 NINE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30, 1995   SEPTEMBER 30, 1996
                                                ------------------   ------------------
REVPAR Analysis (2)
    Doubletree Full-Service Hotels                   $ 58.67              $ 65.03
    Doubletree Guest Suite Hotels                      78.24                86.94
    Doubletree Club Hotels                             46.19                48.90
                                                     -------              -------
       Total Doubletree Brand Hotels                 $ 64.32              $ 71.28
    Non-Doubletree Brand Hotels                        53.58                58.03
                                                     -------              -------
       Total Company Hotel Portfolio                 $ 61.14              $ 67.37
                                                     -------              -------

EBITDA                                               $25,143              $36,044
                                                     =======              =======

(1)   Includes one owned hotel (239 rooms).

(2) REVPAR is occupancy percentage multiplied by average daily rate. Includes information for hotels managed by Doubletree (including RFS Management) during both periods.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On November 1, 1996, Starwood Lodging Trust (Starwood) informed the Company that it intends to convert four of the nine Doubletree brand franchise agreements for Doubletree brand hotels owned by Starwood, which are located in Atlanta, Los Angeles (airport), Tampa and San Diego, to other brands during the fourth quarter of 1996. In the event that the Doubletree brand franchise agreements for the Los Angeles and/or San Diego hotels are not so converted to other brands, the Company anticipates that it would terminate such franchise agreements as a result of the Red Lion acquisition discussed above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibit 27 - Financial Data Schedule

 (b)     Reports on Form 8-K:

         The Company filed a current report on form 8-K dated September 12, 1996 that described the Merger, whereby Doubletree would acquire all of the outstanding common stock of Red Lion. Red Lion is a full service hospitality company that owns, leases and/or manages hotels principally in the Western United States. The purchase price, which is subject to adjustment, and includes the assumption of approximately $213.3 million of indebtedness, is approximately $1.2 billion and is anticipated to be funded with a combination of newly-issued shares of Doubletree common stock, institutional debt and existing cash. Consummation of the transaction is subject to certain conditions and is expected to be completed prior to December 31, 1996.

         The Company also filed a current report on form 8-K dated October 16, 1996 regarding, among other things, the consolidated operating results of the Company for the three and nine month periods ended September 30, 1996 and the consolidated operating results of Red Lion for the same period.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          Doubletree Corporation




November 4, 1996
                                       BY s/
                                            ------------------------------------
                                                             William L. Perocchi
                                                       Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                                (Principal Financial Officer and
                                                        Duly Authorized Officer)