Form 10-K405
period 1996-12-31
DOUBLETREE CORP
filed 1997-03-28
CIK 923472

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-24392

                             DOUBLETREE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                86-0762415
             (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)
                  410 NORTH 44TH STREET
                        SUITE 700
                    PHOENIX, ARIZONA                                               85008
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

       Registrant's telephone number, including area code: (602) 220-6666
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par Value $0.01
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 3, 1997: $1,002,251,685

     The number of shares of the Registrant's Common Stock outstanding as of March 3, 1997 was 39,559,658.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 2, 1997 ARE INCORPORATED BY REFERENCE INTO PART III AS SET FORTH HEREIN.

================================================================================

                                 TOTAL PAGES 55

                            EXHIBIT INDEX ON PAGE 53

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

     Doubletree Corporation (the "Company" or "Doubletree") is one of the largest full service hotel operating companies in the United States. At December 31, 1996, the Company managed, leased, or franchised 241 hotels with an aggregate of 56,037 rooms in 39 states, the District of Columbia, the U.S. Virgin Islands and Mexico. This represents a 108% and 83% increase in number of hotels and aggregate room count, respectively, for the fiscal year ended December 31, 1996 as compared to fiscal year ended December 31, 1995. Excluding the Red Lion Acquisition and the RFS Acquisition (each of which is defined below), this growth was 21% and 18%, respectively. The Company provides hotel owners with management and franchise services under its Doubletree Hotels, Doubletree Guest Suites, Doubletree Club Hotels and Club Hotels by Doubletree (collectively "Club Hotels") brand names, as well as management services for Red Lion hotels and other non-Doubletree brand hotels. At December 31, 1996, the Company's portfolio of hotels included 58 Doubletree Hotels, 36 Doubletree Guest Suites, 16 Club Hotels, 56 Red Lion hotels and 75 hotels operated by Doubletree under third party brand names or as independent hotels.

     In late 1995 and 1996, the Company announced several strategic developments -- the acquisitions of RFS, Inc. and Red Lion Hotels, Inc., the formation of a joint venture in Candlewood Hotel Company, L.L.C. ("Candlewood"), the formation of a strategic alliance with Patriot American Hospitality, Inc. and the introduction of the Club Hotel by Doubletree concept, each of which is discussed in more detail in the "Recent Developments" section below. Unless the context indicates otherwise, the discussion herein addresses the Company as of December 31, 1996.

HISTORY

     The Company's current hotel management and franchise business was formed on December 16, 1993 with the acquisition of Doubletree Hotels Corporation ("DHC") by Guest Quarters Hotel Partnership ("GQHP"), a general partnership, which was renamed Doubletree Partners upon such acquisition (the "Combination Transaction"). The Company was incorporated in Delaware in May 1994 to succeed to the business of Doubletree Partners. Unless the context indicates otherwise, all references herein to the "Company" or "Doubletree" refer to Doubletree Corporation and its consolidated subsidiaries.

     On June 30, 1994 (immediately prior to the initial public offering of the Company's common stock (the "Common Stock")) the partners of Doubletree Partners, other than Samantha Hotel Corporation ('Samantha") contributed their general partnership interests to the Company and the owners of Samantha contributed Samantha to the Company in consideration for 15,500,000 shares of Common Stock in proportion to their partnership interests in Doubletree Partners prior to such transfer (the "Reorganization"). As a result of the Reorganization, the Company succeeded to all the assets, liabilities and business operations of Doubletree Partners.

     The principal executive offices of the Company are located at 410 North 44th Street, Suite 700, Phoenix, Arizona 85008, telephone (602) 220-6666.

RECENT DEVELOPMENTS

     Doubletree recently has taken the following steps to implement and further its business and growth strategies:

     Acquisition of Red Lion. On November 8, 1996, the Company, through the merger of a wholly-owned subsidiary of the Company with and into Red Lion Hotels, Inc. ("Red Lion"), acquired all of the outstanding stock of Red Lion in a transaction valued at approximately $1.2 billion. The Company paid $695.0 million in cash, repaid $124.0 million of existing Red Lion indebtedness, issued 7,381,588 shares of Common Stock (the "Red Lion Acquisition Shares") with a fair value of approximately $292.0 million and assumed net liabilities of $90.0 million (the "Red Lion Acquisition"). As a result of the Red Lion Acquisition, Red Lion became a wholly-owned subsidiary of the Company. The Board of Directors of the Company was expanded to include two additional members designated by Red Lion, a California Limited Partnership (the "Partnership"), an entity affiliated with Kohlberg Kravis Roberts & Co. References herein to the Partnership include its wholly-owned subsidiaries. See "The Red Lion Acquisition."

     At December 31, 1996, the Company operated 56 full-service Red Lion hotels, 17 of which were owned, eight of which were operated pursuant to joint venture agreements and 17 of which were leased pursuant to a long-term lease with the Partnership. The remaining 14 hotels were operated pursuant to management contracts, with 10 of such managed hotels owned by Red Lion Inns Limited Partnership (the "MLP"), the general partner of which is a wholly-owned subsidiary of the Company.

     As a result of the Red Lion Acquisition, the Company expanded its size and geographic presence which the Company believes will enhance Doubletree's national brand awareness. The consolidation of the Company and Red Lion is progressing as planned. The Company has integrated its management team with Red Lion's and is in the process of adopting the best practices of each organization. The Company intends to convert 40 to 45 of the Red Lion hotels to the Doubletree brand. Four Red Lion hotels were converted to the Doubletree brand in the first quarter of 1997 and the remainder are anticipated to be converted at a rate of approximately 15 hotels per quarter. The Company believes that due to Doubletree's national brand recognition, marketing strength, and higher average daily rate ("ADR") as compared to Red Lion's, the conversion of the Red Lion hotels to the Doubletree brand presents opportunities for improvement in both ADR and occupancy rates. Management believes that the Red Lion Acquisition has created a combined entity with the resources to compete more effectively on a national basis; however, the Company will continue to be subject to the competitive and economic factors associated with the lodging industry. For a more detailed discussion of the Red Lion hotels, see "Hotels -- Red Lion Hotels."

     Acquisition of RFS Management. In February 1996, Doubletree significantly expanded its portfolio of non-Doubletree brand hotels with the acquisition (the "RFS Acquisition") of RFS, Inc., a privately held hotel operator ("RFS Management"). As a result of the RFS Acquisition, RFS Management became a wholly-owned subsidiary of the Company. With the RFS Acquisition, Doubletree acquired an independent hotel management company with experienced hotel management personnel and an established infrastructure, which has allowed Doubletree to pursue further non-Doubletree brand management contract and lease opportunities. At December 31, 1996, RFS Management operated 64 hotels (the "RFS Hotels"), 52 of which were leased and operated by RFS Management, four of which were leased by RFS Management and operated by third party management, and eight of which were managed for owners other than RFS Partnership, L.P., a limited partnership (the "Landlord"). The RFS Hotels principally operate in the limited-service and the extended stay segments of the lodging industry, comprise 10,120 rooms and are operated under such franchise brands as Holiday Inn, Holiday Inn Express, Residence Inn by Marriott, Hampton Inn, Sheraton, Ramada and Comfort Inn. See "Hotel Operations -- Non-Doubletree Brand Franchise Agents." In addition, in connection with the RFS Acquisition, Doubletree entered into an arrangement with RFS Hotel Investors, Inc., a leading hotel real estate investment trust (the "REIT"), granting Doubletree the right to lease and manage any hotels acquired or developed by the REIT or the Landlord during the ten years following the RFS Acquisition, with limited exceptions (the "Right of First Refusal"). The Right of First Refusal provides Doubletree with an additional source of additions to Doubletree's hotel portfolio. In 1996, eight hotels joined the Doubletree portfolio as a result of the Right of First Refusal. At December 31, 1996, the REIT had five hotels under development which will be subject to the Right of First Refusal. See "The RFS Acquisition."

     Formation of Candlewood. In November 1995, Doubletree announced its entrance into the mid-priced ($40-50 per night) extended stay segment of the hotel market with its investment in Candlewood Hotel Company, L.L.C. (the "Candlewood LLC"). The Candlewood LLC was formed to develop, own, manage and franchise hotels containing fully furnished studio units designed to serve the value-oriented extended stay guest. Mr. Jack DeBoer, the founder of Residence Inns and whom the industry credits with creating the extended stay concept, was the President and Chief Executive Officer of the Candlewood LLC. In August 1996, Candlewood Hotel Company, Inc. ("Candlewood") was formed to succeed to the business of the Candlewood LLC. In November 1996, Candlewood completed an initial public offering of its common stock. In connection with the offering, Doubletree's interest in the Candlewood LLC was converted into an equivalent interest in Candlewood. Doubletree currently is entitled to nominate two directors out of a six person board of directors, and currently owns approximately 29% of the outstanding common stock of Candlewood. Mr. DeBoer is the President and Chief Executive Officer of Candlewood. At December 31, 1996, there was one Candlewood hotel in operation, eight Candlewood hotels under construction and 29 sites under contract or letter of intent to become Candlewood hotels. Doubletree believes that Candlewood provides it with an opportunity to participate in a quickly expanding and high demand segment of the lodging industry. Candlewood is in the preliminary stages of development, and there can be no assurance of its success. See "Investments and Commitments."

     Formation of Joint Venture Strategic Alliance With Patriot American Hospitality, Inc. In August 1996, Doubletree and Patriot American Hospitality, Inc. ("Patriot") announced the formation of a joint venture strategic alliance. Pursuant to the strategic alliance, Doubletree and Patriot will work together to identify hotels potentially suitable for acquisition by Patriot, which will then be operated as Doubletree brand hotels or luxury non-Doubletree brand hotels, in each case to be leased and/or managed by Doubletree. Patriot and Doubletree have committed to invest an aggregate of approximately $180.0 million and $20.0 million, respectively, into the purchase of hotels as part of the strategic alliance. The joint venture strategic alliance provides Doubletree with another source of long-term hotel management and/or lease opportunities. As of December 31, 1996, the joint venture had successfully completed the acquisition of six hotels that are or will be Doubletree brand hotels and as of December 31, 1996, the Company had funded approximately $10.7 million of the $20.0 million commitment to the strategic alliance. In the first quarter of 1997, the joint venture completed the acquisition of two more hotels. Patriot recently announced that it is acquiring, and will be converting into, a "paired-share" REIT, which, once completed, will allow it to manage properties on its own behalf. Patriot and the Company have reached an agreement in principle in which (i) the six existing leases will be converted into management contracts in connection with the Patriot "paired-share" transaction and (ii) pending and future transactions will be operated by Doubletree under management contracts rather than leases. The two transactions in the first quarter of 1997 closed under this new management arrangement. Despite these acquisitions, there can be no assurance of the joint venture strategic alliance's success. There is no assurance that Doubletree's equity investment in any hotel that is purchased as part of the strategic alliance will be profitable.

     Introduction of Club Hotels by Doubletree. In January 1996, Doubletree introduced "Club Hotels by Doubletree," a new hotel brand specifically targeted at the frequent business traveler, which was developed by Doubletree utilizing an innovative co-branding approach with Steelcase, Au Bon Pain and Kinko's. Subsequent to the brand launch, Doubletree and Kinko's decided to end Kinko's involvement in the brand. Doubletree expects to announce the substitution of a new nationally branded business product service and supply provider to replace Kinko's. Each hotel features a multipurpose Business Club ranging from 3,000 to 5,000 square feet in size. One portion of the Business Club is dedicated to the nationally branded state of the art business center and contains equipment, such as computer printers, fax machines, photocopiers and office and shipping supplies. Each Business Club features private mini offices and small conference rooms designed by Steelcase, and features an Au Bon Pain bakery cafe, where guests may enjoy breakfast, lunch or dinner. Doubletree plans to grow the Club Hotels by Doubletree brand through the acquisition of management contracts of underperforming hotels in target locations, a focused franchising program and the conversion of certain existing Doubletree Club Hotels. The first two conversions of hotels to Club Hotels by Doubletree, containing fully operational Business Clubs, opened in Jacksonville, Florida and San Antonio, Texas in August 1996 and September 1996, respectively. At December 31, 1996, there were nine additional hotels in the process of converting, or under contract to become, Club Hotels by Doubletree.

THE LODGING INDUSTRY

  Overview

     Doubletree believes that the lodging industry is benefiting from an improved supply and demand balance, which has led to overall profitability of the lodging industry. Room supply growth in the lodging industry, particularly in the principal segments in which Doubletree competes, has slowed dramatically in recent years as the industry has absorbed some of the oversupply of rooms that resulted from an average annual room supply growth of approximately 4% from 1987 to 1990. According to industry reports, this growth slowed to an estimated 1.4% in 1993, 1.5% in 1994, 1.6% in 1995 and 2.1% in 1996. Increases
in occupancy rates (measured by occupied rooms) increased an estimated 3.1% in 1993, 4.0% in 1994, 2.9% in 1995 and 2.9% in 1996. Average daily room rates increased an estimated 2.8%, 4.8%, 4.9% and 4.5%, respectively, during the same periods. Due to the cyclical nature supply and demand in the lodging industry, there can be no assurance that such increases will continue.

  Industry Segments

     Industry segments within the lodging industry are principally based on levels of service, guest amenities, room size, room configuration and price. The Company's Doubletree brand hotels currently compete in three segments of the lodging industry: full-service hotels, all-suite hotels, and mid-price hotels. Full-service hotels typically include swimming pools, meeting and banquet facilities, gift shops, restaurants, cocktail lounges, room service, parking facilities and other services. All-suite hotels provide the guest with a two room suite, including a bedroom and a living room. This segment can also be further divided depending on the level of food and beverage services provided at the hotel. Mid-price hotels typically do not include services such as extensive meeting and banquet facilities or extensive food and beverage facilities.

     Red Lion hotels compete mostly in the full-service segment of the lodging industry. The Company's other non-Doubletree brand hotels compete in most segments, but primarily in the limited-service and extended stay segments of the lodging industry. Extended stay hotels are designed to combine the convenience of a hotel with many of the comforts of an apartment, and generally contain a furnished kitchen area and may include living areas separate from sleeping areas.

HOTELS

  Doubletree Hotels

     Doubletree's full-service hotels are targeted at business travelers, group meetings and leisure travelers. The total guest room revenue for the year ended December 31, 1996 for Doubletree's full-service hotels was derived approximately 41% from group meetings, 36% from business travelers, and 23% from leisure travelers. Doubletree believes these percentages are consistent with other full-service hotel brands in the industry.

     At December 31, 1996, Doubletree's full-service hotels included 58 hotels in 22 states, the District of Columbia, U.S. Virgin Islands and Mexico, with a total of 17,590 guest rooms. The hotels range in size from 120 to 632 rooms. Room rates generally range from $45 to $280 per night depending upon location, time of year and day of the week. These hotels typically include a swimming pool, gift shop, meeting and banquet facilities, at least one restaurant and cocktail lounge, room service, parking facilities and other services.

     The following table sets forth certain information regarding the Doubletree full-service hotels at December 31, 1996:

                                                                 NUMBER OF     NUMBER OF
                                                                  HOTELS         ROOMS
                                                                 ---------     ---------
        Managed Hotels(1)....................................        38          12,233
        Franchised Hotels(2).................................        15           4,117
        Leased Hotels(3).....................................         5           1,240
                                                                     ==          ======
                  Total......................................        58          17,590

---------------
(1) The Company owns a minority joint venture interest in nine of such hotels.

(2) The Company owns a minority joint venture interest in one of such hotels.

(3) The Company owns a minority joint venture interest in one of such hotels.

  Doubletree Guest Suite Hotels

     The Doubletree Guest Suite all-suite hotels comprise one of the largest all-suite hotel chains in the United States as measured by number of suites and system revenues. Doubletree's all-suite hotels are targeted at business travelers and families who have a need or desire for greater space than typically is provided at most traditional hotels. The total guest room revenue for the year ended December 31, 1996 for Doubletree's all-suite hotels was derived approximately 45% from business travelers, 29% from group meetings and 26% from leisure travelers.

     At December 31, 1996, Doubletree's all-suite hotels included 36 Doubletree Guest Suite hotels in 18 states and the District of Columbia, with a total of 7,773 guest rooms. The hotels range in size from 55 to 460 guest suites. Suite rates generally range from $60 to $250 per night. Each guest suite has a separate living room and dining/work area, with a color television, refrigerator and wet bar.

     The following table sets forth certain information regarding the Doubletree Guest Suite all-suite hotels at December 31, 1996:

                                                                 NUMBER OF     NUMBER OF
                                                                  HOTELS         ROOMS
                                                                 ---------     ---------
        Managed Hotels(1)......................................      24          5,495
        Franchised Hotels......................................      11          2,039
        Owned Hotels...........................................       1            239
                                                                     ==          =====
                  Total........................................      36          7,773

---------------
(1) The Company owns a minority joint venture interest in one of such hotels.

  Club Hotels

     Club Hotels are moderately-priced hotels primarily targeted at individual business travelers. The total guest room revenue for the year ended December 31, 1996 was derived approximately 53% from business travelers, 23% from group meetings and 24% from leisure travelers.

     At December 31, 1996, the portfolio of Club Hotels included 16 hotels (two of which were Club Hotels by Doubletree) in 10 states, with a total of 3,333 guest rooms. These hotels range in size from 158 to 399 rooms with room rates generally ranging from $50 to $135 per night.

     The following table sets forth certain information regarding Doubletree's Club Hotels at December 31, 1996:

                                                                 NUMBER OF     NUMBER OF
                                                                  HOTELS         ROOMS
                                                                 ---------     ---------
        Managed Hotels(1)......................................       3            512
        Franchised Hotels......................................      11          2,313
        Leased Hotels(2).......................................       2            508
                                                                     ==          =====
                  Total........................................      16          3,333

---------------
(1) The Company owns a minority joint venture interest in one of such hotels.

(2) The Company owns a minority joint venture interest in two of such hotels.

     Doubletree plans to grow its Club Hotels by Doubletree brand through the acquisition of management contracts of unaffiliated underperforming hotels, a focused franchising program and the conversion of certain existing Doubletree Club Hotels. See "Recent Developments -- Introduction of Club Hotels by Doubletree."

  Red Lion Hotels

     The Company's Red Lion brand hotels are targeted at business travelers, group meetings and leisure travelers. The total guest room revenue for the year ended December 31, 1996 for Red Lion hotels was derived approximately 56% from business travelers, 33% from group meetings and 11% from leisure travelers.

     At December 31, 1996, the Company's Red Lion hotels included 56 hotels in 10 states with a total of 14,859 guest rooms. These hotels range in size from 58 to 850 rooms. Room rates generally range from $45 to $200 per night depending upon location, time of year and day of the week. Red Lion hotels typically include a swimming pool, gift shop, meeting and banquet facilities, at least one restaurant and cocktail lounge, room service, parking facilities and other services.

     The following table sets forth certain information regarding the Red Lion hotels at December 31, 1996:

                                                                 NUMBER OF     NUMBER OF
                                                                  HOTELS         ROOMS
                                                                 ---------     ---------
        Managed Hotels.........................................      14           4,519
        Owned Hotels...........................................      17           3,755
        Leased Hotels..........................................      17           3,989
        Joint Venture Hotels...................................       8           2,596
                                                                     ==          ======
                  Total........................................      56          14,859

     The Company is in the process of converting most of the Red Lion hotels to one of the Doubletree brands. See "Recent Developments -- Acquisition of Red Lion."

  Other Non-Doubletree Brand Hotels

     At December 31, 1996, Doubletree managed or leased 75 hotels under non-Doubletree brands with a total of 12,482 rooms in 26 states, including luxury, full-service, limited-service and extended stay hotels. Many of these hotels became a part of the Doubletree hotel portfolio as a result of the RFS Acquisition. See "The RFS Acquisition." These non-Doubletree brand hotels are operated under brand names such as Hampton Inn, Residence Inn by Marriott, Sheraton, Ramada, Holiday Inn, Holiday Inn Express and Comfort Inn or as independent hotels. See "Hotel Operations -- Non-Doubletree Brand Franchise Agreements."

     The following table sets forth certain information regarding the Company's other non-Doubletree brand hotels at December 31, 1996:

                                                                 NUMBER OF     NUMBER OF
                                                                  HOTELS         ROOMS
                                                                 ---------     ---------
        Managed Hotels(1)......................................      17           4,314
        Leased Hotels..........................................      58           8,168
                                                                     ==          ======
                  Total........................................      75          12,482

---------------
(1) The Company owns a minority joint venture interest in one of such hotels.

  All Hotel Properties

     The following table presents as of December 31, 1996 certain comparative information with respect to the Company's hotel properties:

                                                                                          OTHER NON-
                                                    DOUBLETREE                            DOUBLETREE
                                     ----------------------------------------  RED LION     BRAND
                                     FULL-SERVICE  GUEST SUITES  CLUB HOTELS    HOTELS      HOTELS      TOTAL
                                     ------------  ------------  ------------  ---------  ----------  ---------
Number of Hotels(1).................       58           36            16           56          75        241
Total Number of Rooms(1)............   17,590        7,773         3,333       14,859      12,482     56,037
Average Number of Rooms Per
  Hotel(1)..........................      303          216           208          265         166        232
Percentage of all Doubletree
  Rooms.............................       31           14             6           27          22        100
Occupancy Percentage(2)(3)
  Year 1994.........................       70.5 %       73.7 %        65.9 %       72.1 %      69.8 %     71.6 %
  Year 1995.........................       71.3         74.8          66.2         72.7        71.8       72.4
  Year 1996.........................       73.2         76.1          65.9         71.8        72.7       72.8
Average Daily Rate(2)(3)
  Year 1994.........................  $    78.59     $  95.49      $  63.10    $   70.52  $    71.90  $   76.44
  Year 1995.........................       82.96        99.79         66.42        75.17       75.46      80.86
  Year 1996.........................       88.97       107.67         71.24        80.65       81.09      86.94
REVPAR(2)
  Year 1994.........................  $    55.38     $  70.38      $  41.59    $   50.85  $    50.16  $   54.74
  Year 1995.........................       59.16        74.66         43.99        54.64       54.20      58.56
  Year 1996.........................       65.12        81.93         46.94        57.87       58.96      63.26

---------------
(1) Includes all owned, leased, managed, franchised and properties operated pursuant to joint venture agreements as of December 31, 1996.

(2) For the years ended 1994, 1995 and 1996, includes only information for hotels continuously managed by Doubletree, RFS Management and Red Lion since January 1, 1994.

(3) Based upon rooms occupied, excluding complimentary rooms.

     The principal executive offices of Doubletree are located in Phoenix and are occupied pursuant to a lease that expires March 31, 1998. In addition to its executive offices, at December 31, 1996, Doubletree leased office space in Vancouver (Washington), Memphis, Washington, D.C., Chicago, San Francisco, Los Angeles, Cincinnati and Philadelphia. Management believes that such properties are sufficient to meet its present needs and does not anticipate any difficulty in securing additional space, as needed, on terms acceptable to Doubletree.

MARKETING AND SALES

     To enhance Doubletree's brand image, recognition and national presence, the Company launched its multi-million dollar "Sweet Dreams" marketing campaign in February 1995. The "Sweet Dreams" campaign continues to evolve and is intended to increase awareness among business travelers of Doubletree's distinguishing characteristics and features Doubletree's chocolate chip cookie -- a symbol of Doubletree's commitment to provide warm and caring service to its guests. According to Nationwide Surveys, Inc., 1996 brand awareness of the Doubletree brand name in the business travel segment was at an all-time high of 82%.

     Doubletree advertises nationally on network and cable TV and in major newspapers and magazines. Doubletree has established marketing alliances with major airlines, car rental and credit card companies to share customer lists and build trade through joint promotions. Additionally, Doubletree is the official hotel sponsor of the NFL and an official corporate partner of the NCAA. All Doubletree brand hotels participate in national, regional and local advertising and promotion programs.

     Subject to the receipt of necessary third party approvals, Doubletree is in the process of converting most of the Red Lion hotels to one of the Doubletree brands by the end of 1997, thereby significantly increasing its market coverage for Doubletree's full service product, particularly in the western United States. Based on its examination of the Red Lion hotels, Doubletree believes that such properties are generally in well maintained condition and of high quality. The Company intends to convert 40 to 45 of the Red Lion hotels to the Doubletree brand. Four Red Lion hotels were converted to the Doubletree brand in the first quarter of 1997 and the remainder are anticipated to be converted at a rate of approximately 15 hotels per quarter. Doubletree is currently assessing the future of the Red Lion hotels which do not convert to the Doubletree brand name as well as the future of the Red Lion brand name.

     Doubletree provides a simple and cost effective means for making reservations through its toll free telephone service. Doubletree operates reservation centers in Vancouver (Washington) and Phoenix. Doubletree has commenced the integration of Doubletree's reservation system into Red
Lion's -- capitalizing on its state of the art technology. Doubletree promotes its hotels to reservation makers, including all major airline systems and over 115,000 travel agencies globally.

     Doubletree's marketing and sales objective for non-Doubletree brand hotels is to increase the revenues and profitability of those hotels through a direct sales program at each hotel. In addition to direct sales and marketing efforts at each non-Doubletree brand franchised hotel, each such hotel takes advantage of the advertising and promotional strength of its particular franchise organization.

     Doubletree's National Sales Organization includes offices in Chicago, Los Angeles, Sacramento, San Francisco, Philadelphia, Washington, D.C., Phoenix, Vancouver (Washington) and Mexico City. Additionally, Doubletree is represented internationally through marketing alliances. Doubletree uses a centralized telemarketing group, is represented at major trade shows in the United States and abroad and specifically targets Fortune 500 companies and large national and regional associations.

HOTEL OPERATIONS

Management Contracts

     Under the Company's management contracts, the Company operates or supervises all aspects of the hotel's operations, including guest services, hiring and training of hotel staff (who generally are employees of the Company), local sales and marketing, purchasing and budgeting. In exchange for these services, the Company receives a base fee, typically tied to the hotel's revenues. In addition, certain of the Company's management contracts provide for the Company to receive an incentive fee based on achieving specified operating performance goals. Pursuant to the management contracts, the Company also typically provides certain centralized corporate services for which it is reimbursed at cost, including reservations, national sales and marketing, public relations, centralized accounting services, management information systems, internal audit and specialized training. The hotel owner may purchase hotel supplies from the Company, including brand-specific products, for which the Company earns a profit. Additionally, the Company has capitalized on opportunities which leverage its buying power by implementing several purchasing agreements that lower the cost of products to the hotel owner while concurrently providing the Company with a fee for administering the program. The Company also provides design, construction and other technical services for a fee. The hotel owner generally is responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including the expenses, salaries and benefits of all hotel employees, and generally is required to provide a certain percentage of hotel revenues for capital replacement. The Company may be responsible for certain liabilities, such as workers compensation, environmental and general tort liability, associated with a hotel's operations. The Company carries general liability insurance to protect itself from most potential liability claims. See "Insurance."

     Upon assumption of the management of a hotel, the Company concentrates on improving the value of the hotel while minimizing the impact of the transition on employees, guests and the local marketplace. In addition, upon conversion of a hotel to its management, the Company often works with the hotel owner to renovate the hotel to improve its marketability and value and to meet the other financial objectives of the owner.

     At December 31, 1996 the Company operated 10 Red Lion brand hotels pursuant to a management contract with Red Lion Inns Limited Partnership (the "MLP") expiring in 2062, including all renewal options. A wholly-owned subsidiary of the Company is the general partner of the MLP. The Company's compensation under the management agreement with the MLP is comprised of an annual base management fee equal to 3% of gross revenues of the hotels and an annual incentive management fee. The annual incentive management fee is a percentage of adjusted operating profit, subject to increase if certain operating profits targets are met.

     Beginning January 1, 1998, federal tax regulations mandate that the MLP become subject to corporate taxes on its income. The MLP is not currently a taxable entity. The payment of income taxes by the MLP will not reduce cash available for payment of any fees, including the incentive management fee, due to the Company under the MLP management contract. The payment of income taxes by the MLP will, however, directly reduce cash available for distributions to the partners in the MLP and cash available to repay advances owed to the Company. Distributions to partners after December 31, 1997 will be considered taxable dividends. The general partner of the MLP is currently assessing alternatives relating to this change in tax status, but no assurance can be provided that any actions taken will lessen the impact of such taxes.

     The balance of the Company's management contracts are with a variety of different owners, the largest portfolio of which is seven hotels managed on behalf of one owner or its affiliates. The average remaining terms of the Company's management contracts (excluding the MLP management contract) is approximately 11 years.

     Management of the Company's hotels is coordinated from Doubletree's headquarters in Phoenix, with a regional operations office in Vancouver (Washington) and an accounting office in Cincinnati.

Doubletree Franchise Agreements

     Doubletree's franchised hotels are licensed under the Doubletree, Doubletree Guest Suites and Club Hotels brands and include hotels in the full-service, all-suite and mid-priced segments of the hotel industry. At December 31, 1996, Doubletree franchised 37 hotels, representing 8,469 guest rooms. Until 1995, Doubletree had franchised hotels primarily when a managed hotel was sold to an owner/manager who chose to manage the hotel, while maintaining the use of one of Doubletree's brand names. In 1995, Doubletree created a franchise sales organization to capitalize on additional franchising opportunities as awareness of the Doubletree brand increased. Doubletree's centralized corporate services for franchised hotels include centralized reservations, sales and marketing, public relations and national media advertising. While franchising remains secondary to hotel management contract growth, Doubletree intends to take advantage of franchising opportunities on a selective basis and expects that the percentage of franchised hotels in its system will increase.

     Doubletree's franchise agreements have varying terms and typically require, among other things, franchisees to pay an initial application fee upon acceptance of the property, annual franchise fees based upon revenues and marketing/reservation fees for the costs associated with the use of Doubletree's centralized corporate services. Doubletree's franchise agreements have average remaining terms of approximately 10 years. Many of Doubletree's franchisees purchase hotel supplies from Doubletree, including brand-specific products.

  Non-Doubletree Brand Franchise Agreements

     Of the 75 non-Doubletree brand hotels, 69 are licensed to operate under franchise agreements, including 17 hotels licensed as Hampton Inn hotels, 12 hotels licensed as Residence Inn by Marriott hotels, 11 hotels licensed as Holiday Inn hotels, nine hotels licensed as Holiday Inn Express hotels, eight hotels licensed under other brands, seven hotels licensed as Comfort Inn hotels, and five hotels licensed as Sheraton hotels. Holiday Inn and Holiday Inn Express are registered trademarks of Holiday Inn, Inc. Comfort Inn is a registered trademark of Choice Hotels International, Inc. Residence Inn by Marriott is a registered trademark of Marriott Corporation. Hampton Inn is a registered trademark of Promus Hotel Corporation. Sheraton is a registered trademark of ITT Corporation. The Company as lessee holds the franchise license for each hotel it operates and is responsible for paying the franchise fees.

     Generally, each franchise agreement gives the Company and/or the hotel's owner the right to operate the particular hotel under a franchise for an initial term of between 10 and 20 years. The franchise agreements typically provide for termination at the franchisor's option upon the occurrence of certain events. With respect to most of the franchise agreements the Company and/or the hotel's owner is entitled to terminate the franchise agreement by giving at least 12 months notice and paying a specified amount of liquidated damages. The franchise agreements under which the Company is a franchisee generally impose similar obligations on Doubletree as those the Company imposes on its franchisees.

Owned Hotels

     At December 31, 1996, the Company owned and managed 18 hotels, 17 of which were Red Lion brand hotels and one of which was a Doubletree Guest Suite hotel, representing 3,994 rooms. The Company is responsible for all aspects of these hotels, including, without limitation, all of the costs associated with their operation. The Company also receives substantially all of the revenues generated by its owned hotels.

     The Company is subject to varying degrees of risk generally related to owning real estate. In addition to general risks related to the lodging industry, these risks include, among others, changes in national, regional and local economic conditions, inflation and its effect on operating costs, local real estate market conditions, changes in interest rates and in the availability, cost and terms of financing, the potential for uninsured casualty and other losses, the impact of present or future environmental legislation and compliance with environmental laws, and adverse changes in zoning laws and other regulations, many of which are beyond the control of the Company. Moreover, real estate investments are relatively illiquid, which means that the ability of the Company to vary its portfolio of hotels in response to changes in economic and other conditions may be limited.

     It is the Company's goal not to be the long-term owner of real estate. The Company intends to improve the operating results of the Company's owned hotels and realize their appreciated value through their sale over approximately the next 18 months.

Leases

     Under the Company's leases, the Company leases the hotel from its owner and is responsible for all aspects of the hotel's operations, once again including guest services, staffing at the hotel, sales and marketing, accounting functions, purchasing and budgeting. As the lessee of a hotel, the Company recognizes all revenues and substantially all expenses associated with the hotel's operations. Typically, other than real estate taxes, casualty insurance costs, maintenance of underground utilities and structural elements costs, furniture, fixtures and equipment and other capital improvements costs, each of which are the landlord's obligation, the Company is required to pay all of the costs associated with operating the hotel, including rent, personal property taxes, utility costs, employee liability costs, liability insurance costs and the like. The Company is entitled to retain all revenues derived from the operation of a leased hotel, subject to the payment of its obligations under the lease, including rent. Lease terms typically require the payment of a fixed monthly base rent regardless of the performance of the hotel leased, in addition to a variable rent based on a percentage of revenues. There can be no assurance that any particular lease will be profitable for the Company after the payment of its obligations under the lease.

     In addition, most of the Company's leases typically provide that the Company indemnify its landlord against certain liabilities resulting from the leasing, operation or use of the hotel. Examples of these liabilities may include (i) injury to persons or property at the hotel, (ii) environmental liability caused by the Company and (iii) liability resulting from the sale of, consumption of alcoholic beverages at the hotel.

  The Percentage Leases

     At December 31, 1996, the Company leased 56 hotels, representing 7,982 rooms, pursuant to substantially similar leases (the "Percentage Leases") with the Landlord (see, "The RFS Acquisition"). Four of the hotels leased pursuant to Percentage Leases are managed by third parties. Each of the Percentage Leases has an initial term of not less than 15 years from the date of inception (with expiration dates ranging from 2008 to 2015), is subject to early termination upon the occurrence of certain contingencies and requires the monthly payment of base rent and the quarterly payment of percentage rent.

     During 1996, the base rent component of the Percentage Lease expense was approximately 42% of total Percentage Lease expense. Top percentage rents ranged from 50% to 76.5% of incremental room revenue. For the year ended December 31, 1996, room revenue for each of the hotels subject to the Percentage Leases exceeded the amount required to trigger the top tier of percentage rent. If the Landlord enters into an agreement to sell a hotel, it may terminate a Percentage Lease and either (i) pay Doubletree the fair market value of Doubletree's leasehold interest or (ii) offer to lease to Doubletree a substitute hotel on terms that would create an equivalent value. Events of default under the Percentage Leases, in addition to customary events of default, include (i) the occurrence of an event of default under any other lease between the Landlord and Doubletree or an affiliate of Doubletree (only with respect to those leases that were in place at the time of the closing of the RFS Acquisition), (ii) the failure of RFS Management to maintain a minimum net worth of $15.0 million or a ratio of total debt to consolidated net worth (as defined in the Percentage Leases) of 50% or less, exclusive of capitalized leases, and (iii) the termination by the franchisor, as a result of any action or failure to act by Doubletree, of the franchise agreement with respect to any hotel. See "The RFS Acquisition." If an event of default occurs and continues beyond any cure period, the Landlord may terminate the Percentage Leases as well as the Right of First Refusal. The Landlord has indemnified RFS Management against undisclosed matters and certain environmental liabilities, other than RFS Managements' acts or grossly negligent failures to act.

  The Partnership Lease

     At December 31, 1996, the Company leased 17 Red Lion brand hotels, representing 3,989 rooms, pursuant to a long-term lease with the Partnership (the "Partnership Lease"), which was entered into on August 1, 1995. The initial term of the Partnership Lease is 15 years from August 1995, subject to earlier termination by the Partnership upon the occurrence of one or more Events of Default (as defined in the Partnership Lease). In addition, the Company has the option to extend the Partnership Lease on a hotel-by-hotel basis for five additional five year periods on the same terms. Rental payments under the Partnership Lease consist of base rent, payable quarterly, and additional rent payable annually, if applicable. The base rent for all of the hotels is $15.0 million per year. The additional rent for the hotels will be equal to 7.5% of the amount, if any, by which the aggregate Operating Revenues (as defined in the Partnership Lease) for all of the hotels for the given year exceeds the aggregate Operating Revenues at all such hotels for the twelve month period ended September 30, 1996. This long-term arrangement allows the Company to retain all of the benefit from any increase in operating income from these properties during the term of the Partnership Lease, subject to the payment of Additional Rent. The Partnership has the right to sell all of its hotels to one or more third parties, subject to the terms of the Partnership Lease. Upon any sale of a hotel by the Partnership, the hotel would be leased under a stand alone lease which would be modified to provide, among other things, for a calculation of additional rent based on the Gross Revenues (as defined in the Partnership Lease) of that hotel alone. The Partnership has informed the Company that it has entered into an agreement to sell all of the hotels subject to the Partnership Lease to a third party buyer. The Partnership has acknowledged in writing the Company's intention to change the name of each of the hotels to a Doubletree brand name and confirmed that such action would not constitute a breach of the Partnership Lease.

  Other Leases

     At December 31, 1996, the Company leased nine hotels, pursuant to leases other than the Percentage Leases and the Partnership Lease. Such leases contain varying terms, but are generally "triple net" leases, the terms of which are in substantial conformity to the general description above in "Hotel
Operations -- Leases".

Joint Ventures

     At December 31, 1996, the Company owned at least a 50% interest in eight joint ventures (five of which it controls), each of which owns a hotel, representing 2,596 rooms. In addition, at December 31, 1996, the Company owned a minority non-controlling interest in eight joint ventures which own, directly or indirectly, 16 hotels, representing 4,424 rooms.

     In addition to its ownership interest in the joint ventures, the Company is responsible for the day-to-day operations of the hotels owned by the joint ventures (with the exception of one franchised hotel with 374 rooms) and receives management fees for operating the hotels. Under each joint venture agreement or separate management contract with respect to a hotel, the Company's compensation is comprised of either an annual base management fee, an annual incentive management fee (based on a percentage of cash flow or operating profit) or both. The Company has made significant advances to certain of the joint ventures. Repayment of these advances receives priority distribution from the cash flow distributable to the joint venture's partners.

INVESTMENTS AND COMMITMENTS

     The Company makes selective debt and equity investments (collectively "Investments") in the underlying hotels that it leases or manages as a means of obtaining and enhancing the profitability of its leases or management contracts. For many of these same purposes, the Company may make or guarantee loans to hotel owners for renovations, acquisitions, conversions, or working capital, among other things. Such loans or loan guarantees are typically nonrecourse other than to the hotel property and if secured, are subordinate. The Company may make Investments in hotels in a variety of forms, including through partnerships, corporations and limited liability companies, which typically are minority and illiquid positions. The Company may also make guarantees of hotel performance to an owner, which guarantees normally are limited in time or amount. The Company may also make payments directly to the hotel owner, normally in consideration of special financial or other accommodations to the Company in management contract terms and conditions, which payments are capitalized and amortized. The Company believes that such Investments better align its interests with those of the hotel owners and provide a competitive advantage in acquiring and maintaining management of hotels over management companies which do not make investments; however, such Investments and commitments often are characterized by enhanced risk.

     At December 31, 1996, the Company had minority/non-controlling interests in 16 partnerships, the majority of which own hotels and the remainder of which own retail or industrial properties. The Company's percentage of ownership in such partnerships ranges from less than 1% to 50% and at December 31, 1996, had an aggregate book value of $58.2 million.

     At such date, the Company also had loans outstanding to certain hotel owners with an aggregate book value of $45.1 million, and had guaranteed certain mortgages, leases and construction bonds for hotel owners up to $4.9 million ($1.0 million is collateralized by letters of credit). Additionally, the Company has approximately $5.5 million of bonds outstanding as collateral for the payment of claims arising out of workers' compensation claims at its leased or managed hotels.

     As a result of the Red Lion Acquisition the Company will now be required to invest substantially in the renovation and general upkeep of its owned hotels and the hotels in which it has a controlling joint venture interest. Additionally, the Company anticipates spending $10.0 million to $15.0 million during 1997 to convert the majority of the Red Lion hotels to the Doubletree brand name. Accordingly, investments in property and equipment will increase substantially in 1997 as compared to historical levels of capital expenditures made when the Company principally managed or leased hotel properties. At December 31, 1996, the Company had commitments relating to capital improvement projects aggregating approximately $3.9 million.

     The Company may also make Investments in institutional hotel owners rather than in particular hotels, with varying levels of assurance that such Investments will lead to management arrangements. At December 31, 1996, the Company had invested $18.5 million in the REIT Preferred Shares, and had the Right of First Refusal with respect to certain future hotel leases from the Landlord. Additionally, the Company had investments in the REIT's common stock and partnership units of the Landlord with a net book value of $1.5 million. At such date, the Company had a commitment to invest, subject to certain conditions, an additional $2.0 million in Thayer Hotel Investors II ("Thayer"), a limited partnership which invests in hotel properties and for which the Company manages certain hotels. The Company has a 4.35% limited partnership interest in Thayer. The terms of the Company's investment in Thayer do not assure that the Company will be offered the opportunity to manage hotels acquired by Thayer, but the Company anticipates that at least 50% of the properties acquired by Thayer will either be managed or franchised by the Company.

     The Company may also make Investments in other lodging industry companies for strategic reasons and to enhance the Company's value. Commencing in November 1995 and continuing through November 1996, the Company made investments in the Candlewood LLC. Prior to Candlewood's initial public offering in November 1996 the Company's investment in the Candlewood LLC was structured as an equity contribution with the Company earning a preferred return. In connection with the initial public offering, the Company's contributions in excess of $200,100 and its preferred return were converted to an interest bearing note in the amount of approximately $12.1 million plus interest (the "Candlewood Note"). In addition, the Company agreed to extend to Candlewood a five-year, $15 million subordinated credit facility of which amounts outstanding under the Candlewood Note constitute a part. Amounts outstanding under the credit facility and the Candlewood Note bear interest at rates of 7% per annum for the first 12 months following contribution, 10% per annum for second 12 months following contribution and 15% per annum thereafter. At December 31, 1996, the aggregate amount outstanding under the credit facility (including the Candlewood Note) was approximately $12.5 million. In addition, in August 1996 the Company committed to provide credit support for a loan facility that will be utilized by Candlewood to arrange to provide construction and permanent financing to Candlewood franchisees on terms that, in most cases, are much more attractive than those which the franchisees could obtain on their own. In providing such credit support, the Company's maximum exposure on any one Candlewood franchise will be approximately $1.0 million, with the aggregate amount of exposure for all such credit support capped at between $20.0 million and $30.0 million. At December 31, 1996, the loan facility had not been utilized.

     Also in August 1996, the Company formed a joint venture strategic alliance with Patriot, pursuant to which the Company and Patriot will seek to identify hotels potentially suitable for acquisition by Patriot and to be operated as the Company brand hotels or luxury non-Doubletree brand hotels, in each case to be leased and/or managed by the Company. The Company has agreed to invest approximately 10% of the equity in each hotel that is purchased as part of the joint venture strategic alliance up to an aggregate of $20.0 million. As of December 31, 1996, the Company had invested $10.7 million in the joint venture. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

THE RED LION ACQUISITION

     On November 8, 1996, the Company consummated the Red Lion Acquisition. As a result of the Red Lion Acquisition, Red Lion became a wholly-owned subsidiary of the Company. The Red Lion Acquisition presented the Company with the opportunity to augment its management team with individuals from Red Lion's management team. As a result of the Red Lion Acquisition, the Board of Directors of the Company was expanded to include Messrs. Edward A. Gilhuly and Michael W. Michelson, who were designated by the Partnership.

     At December 31, 1996, the Company operated 56 full-service Red Lion brand hotels, 17 of which were owned, eight of which were operated pursuant to joint venture agreements and 17 of which were leased pursuant to the Partnership Lease. The remaining 14 hotels were operated pursuant to management contracts, and 10 of such managed hotels are owned by the MLP, the general partner of which is a wholly-owned subsidiary of the Company, and are managed by the Company pursuant to a management agreement with the MLP. See "-- Management Contracts."

     To raise the funds required to consummate the Red Lion Acquisition, the Company (i) borrowed $493.2 million under a term loan and revolving credit facility committed by Morgan Stanley Senior Funding, Inc. and the Bank of Nova Scotia (the "New Credit Facility"); (ii) raised approximately $210.7 million from an equity offering of 5,600,000 shares of the Company's Common Stock; (iii) raised $100.0 million through an equity investment by the Trustees of General Electric Pension Trust ("GEPT") whereby GEPT purchased

2,627,533 shares of Common Stock and was issued warrants to purchase 262,753 shares of Common Stock in return for its $100.0 million investment (the "GEPT Equity Investment"); and (iv) utilized $34.2 million of existing cash on hand.

     Prior to the consummation of the Red Lion Acquisition, the Partnership owned 66.7% of the then outstanding shares of common stock of Red Lion. As a result of the Red Lion Acquisition, the Partnership received 4,836,260 shares of the Company's Common Stock as well as approximately $445.2 million in cash, for a total of approximately $636.5 million in aggregate consideration.

THE RFS ACQUISITION

     On February 27, 1996, Doubletree acquired all of the outstanding stock of RFS Management in exchange for 2,727,811 shares of Doubletree Common Stock. At December 31, 1996, RFS Management operated 64 hotels 52 of which were leased and operated by the Company, four of which were leased and operated by third party management, and eight of which were managed for owners other than the Landlord. The sole general partner and approximately 98.6% owner of the Landlord is the REIT. The 64 hotels, principally operating in the limited-service and extended stay segments of the market, comprise approximately 10,120 rooms and are operated under such franchise brands as Holiday Inn, Holiday Inn Express, Residence Inn by Marriott, Comfort Inn, Hampton Inn, Ramada and Sheraton.

     In connection with the RFS Acquisition, Doubletree and the REIT entered into agreements, pursuant to which Doubletree purchased the REIT Preferred Shares. There is no current market for the REIT Preferred Shares. The REIT Preferred Shares pay an annual fixed dividend of $1.45 per share and are convertible into shares of the REIT's common stock on a one-for-one basis at the end of seven years. The REIT Preferred Shares are redeemable by the REIT after seven years. Doubletree has also been granted the Right of First Refusal with respect to the future lease and management of hotels to be acquired or developed by the Landlord or the REIT during the ten year period following the RFS Acquisition. Pursuant to these rights, RFS Management is entitled, for a minimum of seven years, to written notice from the Landlord specifying the terms and conditions upon which the Landlord would be willing to lease the hotel to Doubletree. In the event that Doubletree does not initially agree to such terms or declines to lease the hotel, Doubletree has the right to match the terms proposed to an alternative lessee by the Landlord. In the event that the REIT terminates its status, for federal tax purposes, as a real estate investment trust, the Landlord may elect to terminate the then existing Percentage Leases and the Right of First Refusal by providing notice to Doubletree and redeeming any REIT Preferred Shares then owned by Doubletree; provided, however, if the termination occurs within ten years after the closing of the RFS Acquisition, the Landlord must pay to Doubletree an amount equal to $5.0 million minus $41,667 for each calendar month which has passed during such ten year period and the Landlord pays to Doubletree the fair market value of the then existing Percentage Leases, based upon the remaining length of their terms.

     Until the earlier of the expiration of ten years following the closing of the RFS Acquisition or the date of the redemption or conversion of the REIT Preferred Shares, without the prior written approval of the Landlord, Doubletree may not permit any merger or sale of RFS Management's stock or the transfer or conveyance of all or substantially all of RFS Management's assets, if, as a result thereof, RFS Management would cease to be controlled by Doubletree. The foregoing restriction does not restrict any change in control or ownership of Doubletree.

     In November 1996, the REIT engaged in a financing transaction collateralized by the Landlord's interest in certain of the Percentage Leases. In connection with such transaction, the Landlord transferred its lessor interest in 15 of the Percentage Leases into a bankruptcy remote subsidiary, and at the request of the REIT, the Company also transferred its lessee interest under such Percentage Leases (as well as the management contracts relating to such hotels) into a bankruptcy remote subsidiary of the Company.

THE RENAISSANCE TRANSACTION

     On January 5, 1997, the Company entered into a Memorandum of Understanding for the acquisition of Renaissance Hotel Group N.V. ("Renaissance") in a transaction valued at $890.0 million including assumed debt of $70.0 million. The Memorandum of Understanding provided that in the event Renaissance entered into a merger or acquisition agreement with a party other that the Company within four months, the Company was to receive a breakup fee of $15.0 million. In February 1997, Renaissance pursued discussions with another party and on February 20, 1997, the Company received the $15.0 million breakup fee. After payment of expenses associated with the Company's acquisition efforts, the balance at the cash received will be available for general corporate purposes.

COMPETITION

     The Company's managed and franchised hotels are in competition for guests with a wide range of lodging facilities offering full-service, limited-service and all-suite lodging options to the public. Competitive factors in the lodging industry include room rates, quality of accommodations, name recognition, service levels and convenience of location. There can be no assurance that new or existing competitors will not significantly expand or improve facilities in a market in which the Company's hotels compete, thereby adversely affecting the Company's operations.

     The Company also competes for management contracts, leases and franchise agreements with other hotel management companies and national brand franchisers. Some of the larger hotel chains with which the Company competes include Marriott, Sheraton, Hyatt, Hilton, Westin, Wyndham and Embassy Suites. In addition, many of its competitors are hotel management companies that do not have their own brand.

     The Company believes its ability to offer both hotel management services and a recognized brand name gives it an advantage over its competitors without their own brand because hotel owners who contract with such competitors are required to pay two separate fees, which the Company believes are, in most cases, in excess of the Company's single fee. The Company also believes that some of its larger competitors are constrained in pursuing new management contract opportunities in certain areas by the proximity of their own existing hotels. The Company is large enough to benefit from a nationally recognized brand; however, there are still a significant number of available markets in which the Company is not yet represented.

GOVERNMENT REGULATION

     The hotel industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. Also, the Company and its customers are subject to laws governing their relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The Company is also subject to federal regulations and certain state laws that govern the offer and sale of franchises. Many state franchise laws impose substantive requirements on franchise agreements, including limitations on noncompetition provisions and termination or nonrenewal of a franchise. Some states require that certain materials be approved before franchises can be offered or sold in that state. The failure to obtain or retain liquor licenses or approvals to sell franchises, or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. The Company believes that the hotels that it owns or that are under its management are substantially in compliance with these requirements; however, a determination that such hotels are not in compliance with the ADA could result in the imposition of fines, an award of damages to private litigants or significant expense to the Company in bringing these hotels into compliance. These and other initiatives could adversely affect the Company as well as the hotel industry in general.

ENVIRONMENTAL MATTERS

     Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. For example, liability may arise as a result of the historical use of a site or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released ACMs. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. In connection with the ownership or operation of hotels, including properties managed, leased or franchised by the Company, the Company may be potentially liable for any such costs; there can be no assurance that there are no environmental liabilities or claims of which the Company is unaware or that the current condition of the Company's properties have not been or will not be affected by the historical or current uses of such properties or the activities in the vicinity of such properties or that liability resulting from non-compliance or other claims relating to environmental matters will not have a material adverse effect on the Company.

     Pursuant to the Partnership Lease, the Partnership and its affiliates are indemnified for any matter arising by reason of or in connection with violations of Environmental Laws, discharges, disposal or releases of Hazardous Materials, presence of Hazardous Materials, including any which are the result of off-site migration onto the Red Lion hotels subject to the Partnership Lease, and certain exposures to Hazardous Materials (as such terms are defined in the Partnership Lease) which exist at or are released from any of such hotels prior to or during the term of the Partnership Lease. Such indemnities will survive the termination of the Partnership Lease. In addition, the Partnership and its affiliates were indemnified by Red Lion from and against any and all liabilities, costs, losses and damages (including, without limitation, interest, penalties and costs of mitigation) incurred in connection with any environmental laws arising out of any event or condition relating to the assets, liabilities and businesses contributed by it in the formation of Red Lion. Pursuant to a partnership services agreement among Doubletree, Red Lion and certain affiliates at Red Lion, Doubletree has agreed to guarantee Red Lion's indemnity obligation to the Partnership following the effective time of the Red Lion Acquisition.

     Some of the Red Lion hotels are on, adjacent to or near properties that have contained in the past or currently contain underground storage tanks and/or above-ground storage tanks used to store petroleum products or other hazardous or toxic substances. Monitoring wells have been installed at some of these sites. In addition, certain of the Red Lion hotels are on, adjacent to or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances into the soil or groundwater. One of the Red Lion hotels is located on property that was used as a landfill. The state agency responsible for oversight of potentially contaminated properties has determined the leachate from the landfill has contaminated groundwater, and the state agency has placed the landfill on the list of sites where a release of hazardous substances has been confirmed. Although the state agency has not placed the landfill on the list of sites requiring investigation or remediation, there can be no assurance that the Company will not be required in the future to investigate or remediate any contamination resulting from the landfill.

INTELLECTUAL PROPERTY

     The trademarks "Doubletree Hotels," "Doubletree Guest Suites," "Doubletree Suites," "Doubletree Club Hotels," "Club Hotels by Doubletree," "Guest Quarters Suite Hotels," "Guest Quarters Suites by Doubletree," "Red Lion," "Red Lion Inn," "Red Lion Hotel" and related marks and logos are material to the Company's business. The Company, as well as its franchisees, actively use these marks. All of the Company's material marks are registered, or are on application for registration, with the United States Patent and Trademark Office. In connection with the sale of Red Lion in 1985, the use of the Red Lion trademark and central reservations system was licensed to one of the founders of Red Lion for the operation of certain Red Lion hotels in Nevada. Under the terms of the current license agreement, the Company licenses the Red Lion name and Red Lion central reservation system to two hotels in Nevada and a hotel in Wyoming (which are not included in the 56 Red Lion hotels) for which the Company receives an annual license fee of $25,000 per hotel. The license agreement terminates with respect to the hotel in Wyoming at such time as a Red Lion hotel is opened in the Jackson Hole area of Wyoming and otherwise expires with respect to all of these hotels, two years after the earlier of the death of the founder or transfer of the founder's interests in the hotels.

     The Company knows of approximately nine lodging and food service establishments located in the United States that use "Red Lion" in their names (some of which may have used the name before the Red Lion chain was established), but which have no existing or historical relationship with Red Lion.

INSURANCE

     The Company currently has the types and amounts of insurance coverage, including comprehensive general liability insurance with a coverage limit of $2.0 million, and additional excess general liability and property, earthquake and business interruption insurance, that it believes is appropriate for a company in the hotel business. While management believes that its insurance coverage is adequate, if the Company were held liable for amounts exceeding the limits of its insurance coverage or for claims outside of the scope of its insurance coverage, the Company's business, results of operations and financial condition could be materially and adversely affected.

EMPLOYEES

     At December 31, 1996, the Company had approximately 23,200 full-time employees and 5,800 part-time employees. Of these full-time employees, approximately 800 of these employees are employed at the corporate level and approximately 22,400 employees are employed at the hotel properties. The wages and salaries, health insurance and other employee benefits of persons employed at the Company's hotels are paid out of the operations of the hotel property. Corporate personnel are paid directly by the Company. Employees at four of the Company's managed hotels are members of labor unions. The Company believes its ongoing labor relations are good.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not party to any litigation, other than routine litigation incidental to the business of the Company. The Company believes that such litigation is not material to the business of the Company, either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's initial public offering of Common Stock was effected as of July 1, 1994. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "TREE." The following table sets forth, for the calendar periods indicated, the rage of high and low closing prices for the Common Stock, as reported by the Nasdaq National Market:

                                                            1995                  1996
                                                     ------------------     -----------------
                                                      HIGH        LOW        HIGH       LOW
                                                     ------     -------     ------     ------
    1st Quarter....................................  $20.25     $ 16.25     $28.50     $22.75
    2nd Quarter....................................  $22.00     $ 18.75     $35.75     $26.50
    3rd Quarter....................................  $24.75     $18.938     $40.38     $30.75
    4th Quarter....................................  $26.38     $ 20.50     $47.50     $39.25

     The closing sales price of the Company's Common Stock on March 3, 1997 was $41.50. The approximate number of stockholders of record on March 3, 1997 was 500.

     The Company has not declared or paid any dividends on its Common Stock since its inception and does not currently plan to declare or pay any dividends. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company is currently prohibited under the New Credit Facility from paying cash dividends or other distributions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Not covered by Report of Independent Auditors)

     The following tables present selected historical consolidated financial information for the Company and its Predecessor (Samantha Hotel Corporation ("Samantha"), the entity which owned 92% of GQHP prior to the Combination Transaction). The 1992 historical financial information for the Predecessor includes only the operations of GQHP. From January 1, 1993 to December 16, 1993, the historical financial information for the Predecessor includes the operations of GQHP and RFS Management and subsequent to such date, includes the combined operations of GQHP, RFS Management and DHC. The results of operations for Red Lion have been included commencing November 8, 1996 through December 31, 1996. The following tables also present pro forma information for the years ended December 31, 1995 and 1996, giving effect to the Red Lion Acquisition as if it had occurred on January 1, 1995. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Unaudited Pro Forma Consolidated Statements of Operations". The selected historical consolidated financial information presented below as of and for the years ended December 31, 1994, 1995 and 1996 has been derived from the audited financial statements of the Company. The selected historical consolidated financial information presented below as of and for the fiscal years ended December 31, 1992 and 1993 has been derived from the audited financial statements of Samantha.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------------------
                                            PREDECESSOR(1)                                 DOUBLETREE
                                           -----------------      -------------------------------------------------------------
                                                ACTUAL                           ACTUAL                       PRO FORMA(3)
                                           -----------------      ------------------------------------   ----------------------
                                            1992      1993          1994          1995        1996(2)      1995          1996
                                           -------   -------      --------      --------      --------   --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues:
  Management and franchise fees..........  $ 8,556   $10,612      $ 26,330      $ 30,082      $ 38,621   $ 41,171      $ 49,341
  Owned hotel revenues...................    3,786     9,943            92         7,081        38,350    219,569       228,362
  Leased hotel revenues..................    5,932    14,923        73,769       141,942       205,163    274,154       326,594
  Purchasing and service fees............       --       329        10,746        16,487        19,848     61,611        63,365
  Other fees and income..................      419     2,547         1,545           994         2,953      1,235         3,160
                                           -------   -------      --------      --------      --------   --------      --------
         Total revenues..................   18,693    38,354       112,482       196,586       304,935    597,740       670,822
                                           -------   -------      --------      --------      --------   --------      --------
Operating costs and expenses:
  Corporate general and administrative
    expenses.............................    5,683     7,485        11,879        14,901        18,079     25,811        24,882
  Owned hotel expenses...................    2,810     6,400           101         6,049        27,889    148,500       150,376
  Leased hotel expenses..................    4,972    14,266        68,981       132,644       190,797    242,394       287,584
  Purchasing and service expenses........       --       620         9,807        13,437        14,796     56,081        56,066
  Depreciation and amortization..........      599     1,572         2,943         4,686        12,018     47,155        48,358
  Business combination expenses..........       --     1,865            --         2,565            --         --            --
                                           -------   -------      --------      --------      --------   --------      --------
         Total operating costs and
           expenses......................   14,064    32,208        93,711       174,282       263,579    519,941       567,266
                                           -------   -------      --------      --------      --------   --------      --------
Operating income.........................    4,629     6,146        18,771        22,304        41,356     77,799       103,556
  Interest expense.......................       --    (1,228)         (831)         (227)       (6,648)   (42,541)      (42,290)
  Interest income........................      159       254         1,630         4,147         5,561      9,217        11,113
                                           -------   -------      --------      --------      --------   --------      --------
Income before income taxes and minority
  interest...............................    4,788     5,172        19,570        26,224        40,269     44,475        72,379
  Minority interest share of net (income)
    loss.................................     (372)      175            --            35          (373)      (724)       (1,726)
                                           -------   -------      --------      --------      --------   --------      --------
Income before income taxes...............    4,416     5,347        19,570        26,259        39,896     43,751        70,653
  Income tax expense.....................      (65)     (414)       (6,335)(5)    (8,468)      (13,962)   (19,426)      (29,393)
                                           -------   -------      --------      --------      --------   --------      --------
Net income...............................  $ 4,351   $ 4,933(4)   $ 13,235(5)   $ 17,791      $ 25,934   $ 24,325      $ 41,260
                                           =======   =======      ========      ========      ========   ========      ========
Earnings per share.......................                         $   0.66(5)   $   0.80      $   1.01   $   0.63      $   1.04
                                                                  ========      ========      ========   ========      ========
Weighted average shares outstanding......                           20,071        22,219        25,766     38,669(6)     39,834(6)
                                                                  ========      ========      ========   ========      ========

                                                                  AS OF DECEMBER 31,
                                               --------------------------------------------------------
                                               1992(1)   1993(1)       1994         1995        1996
                                               -------   -------     --------     --------   ----------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents..................  $ 5,741   $ 6,826     $ 23,169     $ 32,652   $   25,588
  Total assets...............................   22,368    89,072      134,701      163,107    1,730,949
  Long-term debt, net of current portion.....    5,736    25,000           --           --      506,235
  Stockholders' equity.......................    9,773    13,645       91,587      114,386      801,530

---------------
(1) Predecessor only.

(2) Includes the operating results of Red Lion Hotels, Inc. (Red Lion) for the period commencing November 8, 1996 through December 31, 1996.

(3) Pro forma adjustments have been made to (a) give effect to the acquisition of Red Lion and related transactions as if such transactions had occurred on January 1, 1995, (b) exclude business combination expenses related to the Red Lion and RFS Management transactions and (c) exclude Red Lion formation expenses related to the 1995 restructuring and initial public offering of Red Lion.

(4) On a pro forma basis, giving effect to the Combination Transaction and the Reorganization as if each of these events had occurred on January 1, 1993 net income and earnings per share would have been $8.6 million and $0.47, respectively.

(5) Doubletree's effective tax rate for the year ended December 31, 1994 was 32.4% due to the organizational structure of Doubletree prior to its initial public offering. Had a 35% rate been incurred, 1994 net income and earnings per share would have been $12.7 million and $0.63, respectively.

(6) Assumes that the 16.4 million shares issued in connection with the Red Lion Acquisition, which was accounted for as a purchase, were outstanding for both periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     As of December 31, 1996, the Company had a portfolio of 241 properties, of which 204 were managed and/or leased and 37 were franchised. Of the managed properties, 18 are wholly-owned by the Company, eight are operated pursuant to joint venture agreements (in which the Company owns 50% or more of the venture), 82 are leased and 96 are managed for third party owners. The Company derives its revenues from five sources:

     Management and franchise fees -- As a manager of hotels, the Company is typically responsible for supervising or operating the hotel in exchange for base fees tied to revenues. In addition, the Company may also earn revenues through incentive fees based on the performance of the hotel. As a franchisor, the Company licenses its brand name to the hotel operator in exchange for a franchise fee based on revenues.

     Owned hotel revenues -- As the owner and manager of hotels, the Company includes as revenues the entire property's revenues.

     Leased hotel revenues -- As the lessee of hotels that the Company also manages, the Company exercises similar control over the operation and supervision of the hotel as is given to it as a manager, however, the Company recognizes all revenues and substantially all expenses associated with the operation of the hotel.

     Purchasing and service fees -- Purchasing and service fees represent fees from administering purchasing agreements with preferred vendors, sales of furniture, supplies and other frequently used items to hotels for a profit, and fees from technical services provided to hotel owners in connection with the construction/renovation of hotels.

     Other fees and income -- Other fees and income primarily comprise contract termination fees and equity in income/losses of hotel partnerships and similar ventures, including gains/losses upon sale of a hotel.

RESULTS OF OPERATIONS

  Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     The operating results for the year ended December 31, 1996 reflect the inclusion of the operating results of Red Lion from the date of its acquisition on November 8, 1996 through December 31, 1996. A summary of revenues and operating expenses for 1996 is as follows (in thousands):

                                                          DOUBLETREE     RED LION      TOTAL
                                                          ----------     --------     --------
    REVENUES
    Management and franchise fees.......................   $  37,202     $  1,419     $ 38,621
    Owned hotel revenues................................       7,927       30,423       38,350
    Leased hotel revenues...............................     187,193       17,970      205,163
    Purchasing and service fees.........................      16,029        3,819       19,848
    Other fees and income...............................       3,139         (186)       2,953
                                                            --------      -------     --------
         Total revenues.................................     251,490       53,445      304,935
                                                            --------      -------     --------
    OPERATING COSTS AND EXPENSES
    Corporate general and administrative expenses.......      16,613        1,466       18,079
    Owned hotel expenses................................       6,228       21,661       27,889
    Leased hotel expenses...............................     173,918       16,879      190,797
    Purchasing and service expenses.....................      11,253        3,543       14,796
    Depreciation and amortization.......................       5,883        6,135       12,018
                                                            --------      -------     --------
         Total operating costs and expenses.............     213,895       49,684      263,579
                                                            --------      -------     --------
              Operating income..........................   $  37,595     $  3,761     $ 41,356
                                                            ========      =======     ========

     Total revenues increased $108.3 million or 55% to $304.9 million for the year ended December 31, 1996 compared to $196.6 million for the year ended December 31, 1995.

     Revenues from management and franchise fees increased $8.5 million or 28% due to fees from new contracts (net of contracts lost) of $3.7 million ($1.4 million of which is attributable to Red Lion Acquisition), higher incentive fees of $3.5 million and increased fees from comparable hotels of $1.3 million. The increase in incentive fees and 11% increase in fees from comparable hotels resulted from the improved operating performance at certain hotels.

     Owned hotel revenues increased $31.3 million and the margin increased $9.4 million in 1996 as compared to 1995 of which $30.4 million and $8.8 million, respectively is attributable to the Red Lion Acquisition. Prior to the acquisition of Red Lion, the Company owned one hotel in Southfield, Michigan. Revenues from the Southfield property increased $0.9 million or 12% over the 1995 period due to a significantly improved occupancy rate.

     Leased hotel revenues increased $63.2 million or 45% principally due to an increase in the size of the Company's leased hotel portfolio in 1996 as compared to 1995 and improved occupancy and average daily rates. The margin on leased hotel operating results increased 55% to $14.4 million. Excluding the impact of the Red Lion Acquisition, revenues increased $45.3 million or 32% and the margin on leased hotels increased $4.0 million or 43% reflecting the net addition of properties and an improvement in the operating margin from 6.6% to 7.1%.

     Purchasing and service fees increased $3.4 million in 1996 or 20% to $19.8 million. Excluding the impact of the Red Lion Acquisition, revenues decreased nominally while the margin increased from $3.1 million in 1995 to $4.8 million in 1996 or 57% reflecting a shift in mix from high volume, low margin bulk purchasing programs (whereby the Company purchases goods and resells such goods to its hotel owners) to preferred vendor programs (whereby the Company earns fees for administering the programs).

     Other fees and income increased $2.0 million from $1.0 million in 1995 to $3.0 million in 1996 due to a gain of $1.3 million realized on the sale of a hotel in which the Company had an equity interest and $1.2 million of dividends from the investment in the convertible preferred stock of the REIT. These increases were offset by equity losses of $0.5 million principally attributable to the Company's equity investment in Candlewood.

     General and administrative expenses increased $3.2 million to $18.1 million in 1996. Excluding the impact of the Red Lion Acquisition, expenses increased $1.7 million or 11% primarily due to the addition of new employees and higher travel and professional fees, all of which is attributable to the Company's growth.

     Depreciation and amortization increased $7.3 million from $4.7 million in 1995 to $12.0 million reflecting the additional depreciation of assets and amortization of goodwill resulting from the Red Lion Acquisition.

     Business combination expenses of $2.6 million in 1995 were attributable to legal, professional and accounting fees, due diligence and certain other expenses incurred in connection with the Company's acquisition of RFS Management.

     Operating income was $41.4 million, an increase of $19.1 million or 85% from 1995. Excluding the charge for business combination expenses in 1995 and the impact of the Red Lion Acquisition in 1996, operating income would have increased $12.7 million or 51% from the prior period.

     The Company incurred net interest expense of $1.1 million in 1996 compared to generating $3.9 million of net interest income in 1995. The increase in net interest expense resulted from interest expense on the debt incurred in the Red Lion Acquisition.

     The increase of $0.4 million in the minority interest share of net income reflects the profits allocable to third party owners of certain consolidated joint ventures of Red Lion.

     The provision for income taxes reflects a 35% effective tax rate for 1996 compared to a 32.2% effective tax rate for 1995. The lower effective tax rate for 1995 reflects the election by RFS Management to be taxed as a

Subchapter S corporation effective January 1, 1995. Accordingly, the earnings of RFS Management were generally not subject to federal income taxes.

     Net income and earnings per share for the year ended December 31, 1996 were $25.9 million and $1.01, respectively, compared to net income of $17.8 million and $0.80, respectively, in 1995. On a pro forma basis, net income for the year ended December 31, 1996 increased 70% from $24.3 million in 1995 to $41.3 million in 1996 and earnings per share was $1.04 in 1996 as compared to $0.63 in 1995, an increase of 65%.

  Year Ended December 31, 1995 vs. Year Ended December 31, 1994

     Total revenues increased $84.1 million or 75% to $196.6 million for the year ended December 31, 1995 compared to $112.5 million for the year ended December 31, 1994.

     Revenues from management and franchise fees increased $3.8 million or 14% due to fees from new contracts (net of contracts lost) of $2.0 million, increased fees from comparable hotels of $0.9 million and higher incentive fees of $0.6 million. Fees from renegotiated contracts and fees from contracts which converted from management to franchise contracts in connection with the sale of the underlying hotels also increased $0.3 million.

     Owned hotel revenues represent the revenues derived from the Southfield hotel acquired in December 1994.

     Leased hotel revenues increased $68.2 million or 92% principally due to an increase in the number of leased hotels in 1995 compared to 1994. Leased hotel revenues for 1995 reflect the net addition of nine leased hotels since December 31, 1994 plus the full year of revenues from the 31 hotels RFS Management began leasing during 1994. The margin on leased hotel results increased $4.5 million to $9.3 million reflecting the net addition of these properties since the prior year.

     Purchasing and service fees increased $5.7 million or 53% primarily due to increased purchasing volume, the net addition of new properties and increases in revenues from existing properties. The margin from purchasing and service fees increased $2.1 million to $3.1 million or 210% principally reflecting the implementation of several purchasing agreements that lower the price of products to the hotel owner while concurrently providing the Company with a fee in return for negotiating and administering the program.

     Other fees and income decreased $0.6 million or 36% resulting principally from $0.8 million of termination fees received in 1994 in connection with the termination of two management contracts. The Company subsequently entered into management contracts with the new owners of these two hotels.

     General and administrative expenses increased $3.0 million or 25%, $2.2 million of which was attributable to the growth of RFS Management, which added 31 hotels in 1994, and $0.8 million which was attributable to DHC's increased legal costs and costs associated with the formation of the franchise development team.

     Depreciation and amortization increased $1.7 million in 1995 primarily due to the acquisition of the Southfield, Michigan property in December 1994 and increased amortization associated with investments in management contracts.

     Business combination expenses of $2.6 million in 1995 are attributable to legal, professional and accounting fees, due diligence and certain other expenses incurred in connection with the Company's acquisition of RFS Management.

     Interest income increased $2.5 million due to an increase in interest earned on loans to hotel owners in conjunction with obtaining management contracts and higher interest income on invested cash balances. Interest expense decreased $0.6 million due to the repayment in July 1994 of all of the outstanding indebtedness under the Company's then existing credit facility with a portion of the proceeds from the initial public offering.

     The provision for income taxes in 1994 reflects a 32.4% effective tax rate principally due to the organizational structure of the Company prior to its initial public offering in July 1994 offset by a slightly higher rate on the earnings of RFS Management. The provision in 1995 reflects a combined 32.2% effective tax rate which is lower than the Company's effective tax rate of 35% due to the election by RFS Management to be taxed as a Subchapter S corporation effective January 1, 1995. Accordingly, the earnings of RFS Management for 1995 were generally not subject to federal income taxes.

     Net income and earnings per share for the year ended December 31, 1995 were $17.8 million and $0.80, respectively, compared to $13.2 million and $0.66, respectively, in 1994. Excluding the business combination expenses in 1995 and with a normalized effective tax rate for both 1994 and 1995 of 35%, net income would have increased 47% to $18.7 million from $12.7 million and per share earnings would have increased 33% to $0.84 from $0.63.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company's balance sheet reflected negative working capital of $60.4 million, $39.2 million of which represents the current maturity of a note payable related to one of the properties acquired from Red Lion. The note matures in July 1997 and the Company is in the process of refinancing the note. In the event the Company is unsuccessful in refinancing the note, the Company's New Credit Facility makes available additional borrowings of up to $40.0 million to refinance the existing note and extend the repayment date beyond 1997. The commitment under the New Credit Facility expires June 30, 1997.

     In February 1997, the Company received $15.0 million in cash from Renaissance Hotel Group N.V. (Renaissance) as a break-up fee in accordance with the terms of a memorandum of understanding between Renaissance and the Company. After payment of expenses associated with the Company's acquisition efforts, the balance of the cash received will be available for general corporate uses. Additionally, during 1996 the Company generated cash from operating activities of $42.7 million as compared to $24.5 million in 1995. The increase was principally due to increases in net income and expenses (depreciation and amortization) not requiring the use of cash. Giving effect to the Red Lion Acquisition, operating income, on a pro forma basis, before depreciation and amortization was $151.9 million for the year ended December 31, 1996. Accordingly, management does not believe that the negative working capital position will adversely impact its results of operations or liquidity in the future.

     Historically, the Company required capital primarily for making selective investments in the underlying hotels that it manages as a means of obtaining and enhancing the profitability of management contracts. Excluding the net cash of $819.0 million used for the acquisition of Red Lion, the Company used $60.6 million of cash during 1996 for investing activities. In February 1996, the Company contributed $18.5 million to RFS Management which subsequently invested in 973,684 shares of convertible preferred stock in RFS Hotel Investors, Inc. (the "REIT Preferred Shares"). In conjunction with obtaining management and/or lease agreements for the underlying hotel property, the Company invested $13.2 million in hotel partnerships and ventures and loaned $8.9 million to owners of hotels. The Company has committed to contribute up to $15.0 million to Candlewood, of which $12.3 million has been funded as of December 31, 1996 ($11.1 million during 1996). The balance of the commitment is anticipated to be contributed during the next year and will be used for general corporate purposes as well as funding a portion of the development/construction costs of certain hotels.

     In August 1996, the Company committed to provide credit support for a loan facility that will be utilized by Candlewood to arrange to provide construction and permanent financing to Candlewood franchisees on terms that, in most cases, are much more attractive than those which the franchisees could obtain on their own. The source of the loan facility is General Motors Acceptance Corporation Mortgage Group. In providing such credit support, the Company's maximum exposure on any one Candlewood franchise will be approximately $1.0 million, with the aggregate amount of exposure for all such credit support capped at between $20.0 and $30.0 million, assuming that the aggregate amount of loans made under the loan facility is between $100.0 and $150.0 million.

     In August 1996, the Company and Patriot American Hospitality, Inc. ("Patriot") formed a joint venture wherein the Company will invest up to $20.0 million of capital ($10.7 million of which had been invested as of

December 31, 1996) to be combined with up to $180.0 million of capital from Patriot to be used for the acquisition of hotels. The Company has a 10% interest in the venture.

     The Company has guaranteed certain mortgages, leases and construction bonds up to $4.9 million ($1.0 million of which is collateralized by a letter of credit). Additionally, the Company has approximately $5.5 million of bonds outstanding as collateral for payment of claims arising out of workers' compensation claims and has committed to contribute an additional $2.0 million to an investment partnership formed for the purpose of acquiring hotel properties. The Company has a 4.35% limited partnership interest in the venture.

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

     With the acquisition of the 17 Red Lion owned hotels, the Company will now be required to invest substantially in the renovation and general upkeep of the hotel properties. Additionally, the Company anticipates spending $10.0 to $15.0 million during 1997 to convert the majority of the Red Lion hotels to the Doubletree brand name. Accordingly, investments in property and equipment will increase substantially in 1997 as compared to historical levels of capital expenditures made when the Company principally managed hotel properties. As of December 31, 1996, the Company had commitments relating to capital improvement projects aggregating approximately $3.9 million.

     In connection with the Red Lion Acquisition, the Company terminated its existing facility and entered into a new $633.2 million credit facility (New Credit Facility). The New Credit Facility has three components: (1) a $100.0 million revolving credit facility, (2) a $362.2 million term loan (Term Loan A), and (3) a $171.0 million term loan (Term Loan B). At the option of the Company, interest rates may be based on either (a) the higher of the federal funds rate plus 1/2% or the prime rate or (b) the Eurodollar rate plus an interest rate margin which ranges from 1.125% to 2.000% with respect to the revolving line of credit and Term Loan A and 2.25% to 2.50% with respect to Term Loan B. The interest margins at any time are related to the financial condition and performance of the Company.

     The $100.0 million revolving credit facility can be used for general corporate purposes, matures in 2002 and was undrawn as of December 31, 1996. Term Loan A is a fully amortizing loan and makes available additional borrowings of up to $40.0 million to refinance an existing hotel mortgage (the commitment for which expires June 30, 1997). As of December 31, 1996, the principal balance outstanding was $300.7 million and the interest margin was 1.375%. Principal payments are due quarterly, increasing from approximately $1.0 million per quarter in 1997 to $18.8 million quarterly in 2002, at which time the term loan matures.

     Term Loan B requires quarterly principal payments of approximately $376,000 through 2002 and then increases to approximately $25.3 million quarterly through maturity in May 2004. As of December 31, 1996, the principal balance outstanding was $160.9 million and the interest margin was 2.25%.

     The Company entered into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. As of December 31, 1996, the Company had three agreements which have converted $250.0 million of debt from floating rates (5.625% at December 31, 1996) to a fixed rate of 5.92% (prior to the applicable margin). The agreements expire March 31, 1999.

     The New Credit Facility contains numerous covenants which place restrictions on additional indebtedness, mergers, acquisitions, the payment of dividends and investments and requires the Company to maintain certain financial ratios. Additionally, the Company is required to make mandatory principal payments with the proceeds from excess cash flow from operations (as defined) or equity offerings and the sale of assets or refinancing of certain indebtedness. All obligations are guaranteed and secured by substantially all of the assets of the Company and its significant subsidiaries.

     Depending on the timing and magnitude of the Company's future investments (either in the form of debt or equity), the working capital necessary to satisfy current obligations is anticipated to be generated from operations. To the extent the Company identifies significant acquisition and/or investment opportunities in excess of its available cash, the Company may borrow under the credit facility or may seek additional sources of capital to fund such investments. Management believes that a combination of its existing cash and cash equivalents, net cash provided from operations, and its borrowing ability under the New Credit Facility will be sufficient to fund its operations, capital outlays and commitments.

SEASONALITY

     The operating results of hotels are affected by seasonality. Though the Company's hotels are distributed throughout the United States, revenues and profitability are typically higher in summer periods than in winter periods.

IMPACT OF INFLATION

     Operation of the Company can be impacted by inflation. Though operators of hotels possess the ability to adjust room rates periodically, inflation can also cause increases in operating costs and impact the travel patterns of guests.

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

     The Financial Accounting Standards Board has issued several Statements of Financial Accounting Standards for which the required implementation date has not yet become effective. None of these accounting standards will have a material impact on the Company's consolidated financial statements.

           UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

     The following Unaudited Pro Forma Consolidated Statements of Operations for the years ended December 31, 1995 and 1996 present the consolidated results of operations of the Company (including RFS Management) as if Red Lion had been acquired at the beginning of 1995. The following information is not necessarily indicative of the results of operations of the Company as they may be in the future or as they might have been had the Red Lion Acquisition been consummated at the beginning of the period shown. The Unaudited Pro Forma Consolidated Statements of Operations should be read in conjunction with the audited historical Consolidated Financial Statements of the Company and notes thereto.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   YEAR ENDED DECEMBER 31, 1995                          YEAR ENDED DECEMBER 31, 1996
                         -------------------------------------------------   ----------------------------------------------------
                         DOUBLETREE,                                         DOUBLETREE,
                             AS                   PRO FORMA                      AS                      PRO FORMA
                          REPORTED    RED LION   ADJUSTMENTS       TOTAL     REPORTED(1)  RED LION(2)   ADJUSTMENTS       TOTAL
                         ----------   --------   -----------      --------   ----------   -----------   -----------      --------
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
Revenues:
  Management and
    franchise fees.....   $ 30,082    $ 11,388    $    (299)(a)   $ 41,171    $ 38,621     $  10,910     $    (190)(a)   $ 49,341
  Owned hotel
    revenues...........      7,081     185,414       27,074(a)     219,569      38,350       175,432        14,580(a)     228,362
  Leased hotel
    revenues...........    141,942     132,212           --        274,154     205,163       121,431            --        326,594
  Purchasing and
    service fees.......     16,487      45,124           --         61,611      19,848        43,517            --         63,365
  Other fees and
    income.............        994         241           --          1,235       2,953           207            --          3,160
                          --------    --------     --------       --------    --------      --------      --------       --------
         Total
           revenues....    196,586     374,379       26,775        597,740     304,935       351,497        14,390        670,822
                          --------    --------     --------       --------    --------      --------      --------       --------
Operating costs and
  expenses:
  Corporate general and
    administrative
    expenses...........     14,901      10,910           --         25,811      18,079         6,803            --         24,882
  Owned hotel
    expenses...........      6,049     121,913       20,538(a)     148,500      27,889       111,033        11,454(a)     150,376
  Leased hotel
    expenses...........    132,644     109,750           --        242,394     190,797        96,787            --        287,584
  Purchasing and
    service expenses...     13,437      42,644           --         56,081      14,796        41,270            --         56,066
  Depreciation and
    amortization.......      4,686      19,328       23,141(b)      47,155      12,018        17,001        19,339(b)      48,358
  Business combination
    expenses...........      2,565      14,662      (17,227)(c)         --          --         8,369        (8,369)(f)         --
                          --------    --------     --------       --------    --------      --------      --------       --------
         Total
           operating
           costs and
           expenses....    174,282     319,207       26,452        519,941     263,579       281,263        22,424        567,266
                          --------    --------     --------       --------    --------      --------      --------       --------
Operating income.......     22,304      55,172          323         77,799      41,356        70,234        (8,034)       103,556
  Interest expense.....       (227)    (19,408)     (22,906)(d)    (42,541)     (6,648)      (15,118)      (20,524)(d)    (42,290)
  Interest income......      4,147       5,070           --          9,217       5,561         5,552            --         11,113
                          --------    --------     --------       --------    --------      --------      --------       --------
Income before income
  taxes and minority
  interest.............     26,224      40,834      (22,583)        44,475      40,269        60,668       (28,558)        72,379
  Minority interest
    share of net
    (income) loss......         35        (759)          --           (724)       (373)       (1,353)           --         (1,726)
                          --------    --------     --------       --------    --------      --------      --------       --------
Income before income
  taxes................     26,259      40,075      (22,583)        43,751      39,896        59,315       (28,558)        70,653
  Income tax expense...     (8,468)     (7,325)      (3,633)(e)    (19,426)    (13,962)      (23,087)        7,656(e)     (29,393)
                          --------    --------     --------       --------    --------      --------      --------       --------
Net income.............   $ 17,791    $ 32,750    $ (26,216)      $ 24,325    $ 25,934     $  36,228     $ (20,902)      $ 41,260
                          ========    ========     ========       ========    ========      ========      ========       ========
Earnings per share.....   $   0.80                                $   0.63    $   1.01                                   $   1.04
                          ========                                ========    ========                                   ========
Weighted average shares
  outstanding..........     22,219                                  38,669      25,776                                     39,834
                          ========                                ========    ========                                   ========

---------------

(1) Includes the results of operations of Red Lion for the period commencing November 8, 1996 through December 31, 1996.

(2) Reflects the results of operations of Red Lion for the period January 1, 1996 through the date of acquisition by Doubletree on November 8, 1996.

       NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

1.  ASSUMPTIONS

     On November 8, 1996, the Company acquired all of the outstanding common stock of Red Lion in a transaction valued at approximately $1.2 billion. The Company paid $695 million in cash, repaid $124 million of existing Red Lion indebtedness, issued 7.4 million shares of common stock to the shareholders of Red Lion with a fair value at the date of closing of $292 million and assumed net liabilities of $90 million. The acquisition has been accounted for as a purchase and the results of operations of Red Lion have been included in the consolidated financial statements since November 8. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired of $365 million was recorded as goodwill to be amortized over a 40 year life.

2.  RECLASSIFICATIONS

     Reclassifications have been made to the previously issued financial statements of Red Lion to conform with the financial statement presentation used by Doubletree.

3.  PRO FORMA ADJUSTMENTS

     The following adjustments have been made to the Unaudited Pro Forma Consolidated Statements of Operations:

          (a) Red Lion acquired three hotels in April 1996, July 1996 and September 1996. The pro forma results of operations include the operating results of these hotels as if they were all acquired on January 1, 1995. Hotel management fees from the hotel acquired in September 1996 (which was previously managed) have been eliminated.

          (b) To reflect the increase in depreciation and amortization resulting from the application of purchase accounting.

          (c) To exclude $2.6 million of business combination expenses incurred by Doubletree related to the RFS Acquisition and $14.7 million of formation expenses incurred by Red Lion related to the 1995 restructuring and initial public offering of Red Lion.

          (d) To reflect increased interest expense associated with the New Credit Facility, including agency and commitment fees and the amortization of loan fees. An interest rate of 7.05% was assumed for all periods on borrowings under the New Credit Facility. The annual effect of a 1/8 percent change in the interest rate would be approximately $0.6 million.

          (e) To reflect an effective tax rate of 40% on all pro forma adjustments except for amortization of goodwill.

          (f) To exclude $8.4 million of business combination expenses (principally investment banking, accounting and legal fees) incurred by Red Lion in connection with the acquisition by Doubletree.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is filed as a separate part of this Report (see page 30).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1 Election of Directors" and under the caption "Executive Officers of the Company" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated herein by reference the information appearing under the caption "Voting Securities and Principal Holders Thereof" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated herein by reference the information appearing under the caption "Certain Transactions" of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting to be filed with the Securities and Exchange Commission on or before April 30, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

          1. The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report are filed as part of this Report (see page 30).

        2. Financial Statement Schedules

        None.

        3. Exhibits

     The list of exhibits contained in the Index to Exhibits are filed as part of this Report (see page 53).

     (b) Reports on Form 8-K

     The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1996: (i) on October 16, 1996, the Company reported the issuance of a press release regarding, among other things, the consolidated financial conditions of the Company and its subsidiaries as of September 30, 1996 and the results of operations thereof for the period then ended; and (ii) on November 21, 1996, the Company reported (A) the completion of its acquisition of Red Lion Hotels, Inc., (B) the appointment of Richard M. Kelleher as President and Chief Executive Officer of the Company, (C) the announcement of the appointment of William L. Perocchi as a director of the Company and (D) on November 21, 1996, the Company announced the appointment of Edward A. Gilhuly and Michael W. Michelson as directors of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized, on March 28, 1997.

                                          DOUBLETREE CORPORATION

                                          By /s/     RICHARD M. KELLEHER
                                            ------------------------------------
                                                    Richard M. Kelleher
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                                 TITLE                          DATE
---------------------------------    ---------------------------------------    ---------------

                *                    Co-Chairman of the Board and Director       March 28, 1997
---------------------------------    (Principal Executive Officer)
        Richard J. Ferris

                *                    Co-Chairman of the Board and Director       March 28, 1997
---------------------------------    (Principal Executive Officer)
       Peter V. Ueberroth
     /s/ RICHARD M. KELLEHER         President and Chief Executive Officer       March 28, 1997
---------------------------------    and Director
       Richard M. Kelleher           (Principal Executive Officer)

     /s/ WILLIAM L. PEROCCHI         Executive Vice President and Chief          March 28, 1997
---------------------------------    Financial Officer and Director
       William L. Perocchi           (Principal Financial and Accounting
                                     Officer)

                *                    Director                                    March 28, 1997
---------------------------------
         William R. Fatt

                *                    Director                                    March 28, 1997
---------------------------------
          Dale F. Frey

                *                    Director                                    March 28, 1997
---------------------------------
         Ronald K. Gamey

                *                    Director                                    March 28, 1997
---------------------------------
        Edward A. Gilhuly

                *                    Director                                    March 28, 1997
---------------------------------
       Norman B. Leventhal

                *                    Director                                    March 28, 1997
---------------------------------
      Michael W. Michelson

                *                    Director                                    March 28, 1997
---------------------------------
          John H. Myers

    *By /s/ DAVID L. STIVERS
---------------------------------
        David L. Stivers
        Attorney-in-Fact

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report..........................................................   31

Consolidated Financial Statements:
  Balance Sheets as of December 31, 1996 and 1995.....................................   32
  Statements of Operations for the years ended December 31, 1994, 1995 and 1996.......   33
  Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.......   34
  Statements of Stockholders' Equity for the years ended December 31, 1994, 1995, and
     1996.............................................................................   35
Notes to Consolidated Financial Statements............................................   36

Financial Statement Schedules
  All financial statement schedules have been omitted as the information is either included in the consolidated financial statements and notes thereto, is not applicable or is not required.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Doubletree Corporation:

     We have audited the consolidated financial statements of Doubletree Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Doubletree Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Phoenix, Arizona
March 17, 1997

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                       DECEMBER
                                                                     DECEMBER 31,        31,
                                                                         1995            1996
                                                                     ------------     ----------
                              ASSETS
Cash and cash equivalents..........................................    $ 32,652       $   25,588
Accounts receivable, net of allowance for doubtful accounts of $295
  and $557, respectively...........................................      17,907           46,845
Due from Red Lion MLP..............................................          --            4,094
Current portion of notes receivable including amounts due from
  affiliates of $500 in 1996.......................................         390              590
Other..............................................................       2,694           10,545
                                                                     ------------     ----------
     Total current assets..........................................      53,643           87,662
                                                                     ------------     ----------
Notes receivable, including amounts due from affiliates of $10,775
  and $25,935, respectively........................................      24,185           44,499
Due from Red Lion MLP..............................................          --           24,405
Investments........................................................       5,070           77,676
Property and equipment, net........................................      14,540          635,473
Management contracts, net..........................................      49,634          459,325
Goodwill, net......................................................      15,431          378,326
Deferred costs and other assets....................................         604           23,583
                                                                     ------------     ----------
                                                                       $163,107       $1,730,949
                                                                     ==========        =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses..............................    $ 29,710       $  101,105
Accrued interest payable...........................................          23            2,213
Current portion of notes payable...................................         672           44,747
Income taxes payable...............................................         585                3
                                                                     ------------     ----------
     Total current liabilities.....................................      30,990          148,068
                                                                     ------------     ----------
Deferred income taxes..............................................      15,625          264,812
Other long-term obligations........................................       2,106           10,304
Notes payable......................................................          --          506,235
                                                                     ------------     ----------
                                                                         48,721          929,419
                                                                     ------------     ----------
Commitments and contingencies (Notes 3, 5, 6, 7 and 14)

Stockholders' equity:
  Common stock, $.01 par value. Authorized 100,000,000 shares;
     issued and outstanding 22,099,186 and 39,565,058 shares,
     respectively..................................................         221              396
  Additional paid-in capital.......................................     100,462          761,273
  Unrealized gain on marketable equity securities..................          22              176
  Unearned employee compensation...................................        (211)            (141)
  Retained earnings................................................      13,892           39,826
                                                                     ------------     ----------
                                                                        114,386          801,530
                                                                     ------------     ----------
                                                                       $163,107       $1,730,949
                                                                     ==========        =========

          See accompanying notes to consolidated financial statements.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1994         1995         1996
                                                             --------     --------     --------
Revenues:
  Management and franchise fees............................  $ 26,330     $ 30,082     $ 38,621
  Owned hotel revenues.....................................        92        7,081       38,350
  Leased hotel revenues....................................    73,769      141,942      205,163
  Purchasing and service fees..............................    10,746       16,487       19,848
  Other fees and income....................................     1,545          994        2,953
                                                             --------     --------     --------
     Total revenues........................................   112,482      196,586      304,935
                                                             --------     --------     --------
Operating costs and expenses:
  Corporate general and administrative expenses............    11,879       14,901       18,079
  Owned hotel expenses.....................................       101        6,049       27,889
  Leased hotel expenses....................................    68,981      132,644      190,797
  Purchasing and service expenses..........................     9,807       13,437       14,796
  Depreciation and amortization............................     2,943        4,686       12,018
  Business combination expenses............................        --        2,565           --
                                                             --------     --------     --------
     Total operating costs and expenses....................    93,711      174,282      263,579
                                                             --------     --------     --------
     Operating income......................................    18,771       22,304       41,356
                                                             --------     --------     --------
  Interest expense.........................................      (831)        (227)      (6,648)
  Interest income..........................................     1,630        4,147        5,561
                                                             --------     --------     --------
     Income before income taxes and minority interest......    19,570       26,224       40,269
Minority interest share of net (income) loss...............        --           35         (373)
                                                             --------     --------     --------
Income before income taxes.................................    19,570       26,259       39,896
  Income tax expense.......................................    (6,335)      (8,468)     (13,962)
                                                             --------     --------     --------
          Net income.......................................  $ 13,235     $ 17,791     $ 25,934
                                                             ========     ========     ========
Earnings per share.........................................  $   0.66     $   0.80     $   1.01
                                                             ========     ========     ========
Weighted average common and common equivalent shares
  outstanding..............................................    20,071       22,219       25,766
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1994         1995         1996
                                                            --------     --------     ---------
Cash flow from operating activities:
  Net income..............................................  $ 13,235     $ 17,791     $  25,934
  Adjustments to reconcile net income to net cash provided
     by operations:
     Depreciation and amortization........................     3,013        4,686        12,018
     Equity in (earnings) loss of partnerships............      (373)          91           671
     Gain on termination of management contracts..........      (500)          --            --
     Minority interest share of net loss..................        --          (35)           (2)
     Other non-cash expenses..............................       189          281           607
     Deferred income taxes................................     3,394        3,375         6,337
     Net withdrawals from restricted cash.................     1,179          535            --
     Increase in accounts receivable......................    (3,407)      (6,187)       (5,499)
     Increase in other current assets.....................      (648)      (1,234)         (442)
     Increase in accounts payable and accrued expenses....     6,680        5,225         3,040
                                                            --------     --------     ---------
          Net cash provided by operations.................    22,762       24,528        42,664
                                                            --------     --------     ---------
Cash flow from investing activities:
  Cash acquired at purchase of Red Lion...................        --           --        17,126
  Purchase of Red Lion and related costs..................        --           --      (836,151)
  Purchases of property and equipment.....................   (13,006)      (2,708)       (3,976)
  Investments in partnerships and ventures................    (1,021)      (2,531)      (31,717)
  Distributions from partnerships and ventures............       603          514         1,576
  Advances to Red Lion MLP................................        --           --        (2,471)
  Investments in management contracts.....................    (6,607)      (7,181)       (2,511)
  Proceeds from terminations of management contracts......     2,188          562         1,377
  Loans to owners of managed hotels and Candlewood........    (4,935)      (7,367)      (20,054)
  Deposits in hotels to obtain management contracts.......      (280)         250          (150)
  Purchase of marketable securities.......................        --         (516)           --
  Increase in deferred costs and other assets.............        76          (43)       (2,626)
                                                            --------     --------     ---------
          Net cash used in investing activities...........   (22,982)     (19,020)     (879,577)
                                                            --------     --------     ---------
Cash flow from financing activities:
  Proceeds from issuance of common stock, net of costs....    40,261        6,620       368,144
  Proceeds from exercise of common stock options..........        --          249           815
  Cash distributions to stockholders......................       (34)      (2,055)           --
  Purchase of common and redeemable preferred stock.......      (182)          --            --
  Proceeds from borrowings................................        --           --       498,200
  Principal payments on notes payable.....................   (25,414)        (839)      (37,310)
                                                            --------     --------     ---------
          Net cash provided by financing activities.......    14,631        3,975       829,849
                                                            --------     --------     ---------
Net increase (decrease) in cash and cash equivalents......    14,411        9,483        (7,064)
Cash and cash equivalents at beginning of year............     8,758       23,169        32,652
                                                            --------     --------     ---------
Cash and cash equivalents at end of year..................  $ 23,169     $ 32,652     $  25,588
                                                            ========     ========     =========

          See accompanying notes to consolidated financial statements.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                             UNREALIZED
                                                                                              GAIN ON       RETAINED
                                                      ADDITIONAL                UNEARNED     MARKETABLE     EARNINGS
                                             COMMON    PAID-IN     TREASURY     EMPLOYEE       EQUITY     (ACCUMULATED
                                             STOCK     CAPITAL      STOCK     COMPENSATION   SECURITIES     DEFICIT)      TOTAL
                                             ------   ----------   --------   ------------   ----------   ------------   --------
Balances at December 31, 1993..............   $ 27     $ 27,938     $ (452)      $   --         $ --        $(14,952)    $ 12,561
  Issuance of 15,500,000 shares of common
    stock to the partners of Doubletree
    Partners in exchange for their
    interests in Doubletree Partners and
    Samantha...............................    155       25,051         --           --           --              --       25,206
  Proceeds from sale of 3,450,000 shares of
    common stock to the public, net of
    offering costs of $4,589...............     35       40,226         --           --           --              --       40,261
  Preferred stock dividends................     --           --         --           --           --             (34)         (34)
  Preferred stock conversion...............     --          440         --           --           --              --          440
  Purchase of allocated ESOP shares........     --           --        (82)          --           --              --          (82)
  Retirement of treasury shares............     (1)        (440)       534           --           --             (93)          --
  Net income...............................     --           --         --           --           --          13,235       13,235
                                              ----     --------       ----         ----         ----        --------     --------
Balances at December 31, 1994..............    216       93,215         --           --           --          (1,844)      91,587
  Proceeds from sale of 400,000 shares of
    common stock to the public, net of
    offering costs of $980.................      4        6,616         --           --           --              --        6,620
  Exercise of common stock options and
    other grants...........................     --          289         --           --           --              --          289
  Tax benefits attributable to common stock
    options exercised......................     --           62         --           --           --              --           62
  Common stock issued to employees.........      1          280         --         (281)          --              --           --
  Amortization of unearned employee
    compensation...........................     --           --         --           70           --              --           70
  Marketable equity securities unrealized
    gain...................................     --           --         --           --           22              --           22
  Distributions to stockholders............     --           --         --           --           --          (2,055)      (2,055)
  Net income...............................     --           --         --           --           --          17,791       17,791
                                              ----     --------       ----         ----         ----        --------     --------
Balances at December 31, 1995..............    221      100,462         --         (211)          22          13,892      114,386
  Proceeds from sale of 952,300 shares of
    common stock to the public, net of
    offering costs of $1,045...............     10       27,362         --           --           --              --       27,372
  Proceeds from sale of 9,067,534 shares of
    common stock, net of offering costs of
    $1,500.................................     91      340,681         --           --           --              --      340,772
  Issuance of 7,381,588 shares to the
    shareholders of Red Lion...............     74      291,499         --           --           --              --      291,573
  Exercise of common stock options.........     --          815         --           --           --              --          815
  Tax benefits attributable to common stock
    options exercised......................     --          454         --           --           --              --          454
  Amortization of unearned employee
    compensation...........................     --           --         --           70           --              --           70
  Marketable equity securities unrealized
    gain...................................     --           --         --           --          154              --          154
  Net income...............................     --           --         --           --           --          25,934       25,934
                                              ----     --------       ----         ----         ----        --------     --------
Balances at December 31, 1996..............   $396     $761,273     $   --       $ (141)        $176        $ 39,826     $801,530
                                              ====     ========       ====         ====         ====        ========     ========

          See accompanying notes to consolidated financial statements.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Doubletree Corporation was incorporated on May 19, 1994 as a Delaware corporation to succeed to all the assets, liabilities and business operations of Doubletree Partners, formerly Guest Quarters Hotel Partnership ("GQHP"). Doubletree Corporation and its majority-owned subsidiaries are collectively referred to as the "Company." At December 31, 1996, the Company had a portfolio of 241 properties, of which 204 were managed and/or leased and 37 were franchised. Of the managed and/or leased properties, 18 are wholly-owned by the Company, eight are operated pursuant to joint venture agreements (in which the Company owns 50% or more of the venture), 82 are leased and 96 are managed for third party owners.

     On December 16, 1993, Doubletree Partners and Doubletree Hotels Corporation ("DHC") were combined through the transfer of the ownership interests of DHC to Doubletree Partners in exchange for cash and partnership interests in Doubletree Partners. On June 30, 1994 (immediately prior to the Company's initial public offering), the owners of Doubletree Partners (Samantha Hotel Corporation ("Samantha"), Canadian Pacific Hotels (U.S.) Inc. ("CPHUS") and MetPark Funding Inc. ("MET")) contributed their ownership interests to the Company and the Samantha owners contributed Samantha to the Company. In consideration for such transfer, each of the owners were issued shares of common stock (15,500,000 shares in the aggregate) of the Company in proportion to their direct or indirect ownership interests in Doubletree Partners prior to such transfer. The June 1994 transaction has been accounted for as if it were a pooling-of-interests. Accordingly, the 1994 consolidated financial statements combine the previously separate minority interests of CPHUS and MET with the financial statements of Samantha as if the transaction occurred at the beginning of 1994.

     On February 27, 1996, Doubletree Corporation acquired a 100% interest in RFS, Inc. ("RFS Management") in a transaction accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to include RFS Management as if it had been acquired at the beginning of the earliest period presented.

     On November 8, 1996, the Company acquired Red Lion Hotels, Inc. (Red Lion) in a business combination accounted for as a purchase. Accordingly, the accounts of Red Lion and its subsidiaries are only included from the date of the acquisition, November 8, 1996.

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. While management endeavors to make accurate estimates, actual results could differ from estimates. Certain financial statement items from prior years have been reclassified to be consistent with the current year financial statement presentation. All significant inter-entity accounts and transactions have been eliminated.

  (a) Revenue Recognition

     Management fees, franchise fees, purchasing and service fees, and hotel revenues are recognized when earned.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

  (b) Property and Equipment

     Property and equipment consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                               1995         1996
                                                              -------     --------
            Land and improvements...........................  $   556     $ 91,163
            Buildings and improvements......................    7,791      460,407
            Furnishings and equipment.......................    9,524       87,907
            Construction in progress........................       --        3,916
                                                              -------     --------
                                                               17,871      643,393
            Accumulated depreciation........................   (3,331)      (7,920)
                                                              -------     --------
                                                              $14,540     $635,473
                                                              =======     ========

     Property and equipment are stated at cost. Buildings are being depreciated over 39 years using the straight-line method. Furniture, fixtures and equipment are depreciated using the straight-line method over 7 years. Leasehold improvements are amortized over the shorter of the lives of the assets (15 years) or the terms of the related leases. Office furniture and equipment is depreciated over 3 to 10 years.

     Repairs and maintenance are charged to operations as incurred.

  (c) Investments

     Investments in partnerships and ventures are accounted for using the equity method of accounting when the Company has a general partnership interest or its limited partnership interest exceeds 5% and the Company does not exercise control over the venture. Profits and losses of these joint ventures are allocated in accordance with the joint venture agreements. The Company's share of the income or losses of the joint ventures is included in other fees and income. All other investments are accounted for using the cost method with the exception of five joint ventures which are consolidated as the Company exercises control over the venture. If a joint venture experiences operating losses which reduce the other joint venture partner's equity to a zero balance, the loss which would otherwise be attributable to the other joint venturer is absorbed within the Company's consolidated operating results.

  (d) Management Contracts and Goodwill

     Management contracts acquired in the acquisitions of DHC and Red Lion represent the estimated present value of net cash flows expected to be received over the estimated lives of the contracts and are being amortized using the straight-line method over the estimated weighted average contract life which ranges from 25 years to 41 years. Costs incurred to acquire individual management contracts are being amortized using the straight-line method over the life of the respective contract. Management contracts are carried net of accumulated amortization of $4,554,000 and $7,655,000 at December 31, 1995 and 1996, respectively.

     Goodwill arose in connection with the acquisitions of DHC and Red Lion and is amortized using the straight-line method over 40 years. Goodwill is carried net of accumulated amortization of $835,000 and $2,559,000 at December 31, 1995 and 1996, respectively.

  (e) Deferred Costs and Other Assets

     Deferred costs and other assets primarily consist of debt issuance costs and franchise application fees paid. The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Accumulated amortization at December 31, 1996 is $395,000. Franchise application fees paid in connection with the acquisition of RFS Management are

                    DOUBLETREE CORPORATION AND SUBSIDIARIES
amortized over the lives of the franchise agreements. The initial cost of obtaining franchise licenses for hotels leased by RFS management are paid by the owner. Accumulated amortization at December 31, 1996 is $153,000.

  (f) Statements of Cash Flows

     All short-term, highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents for purposes of the statement of cash flows.

     Cash paid for interest amounted to $892,000, $215,000 and $4,063,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Cash paid for income taxes amounted to $3,020,000, $4,631,000 and $12,163,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  (g) Income Taxes

     Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, including net operating loss carryforwards, and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h) Earnings Per Share

     Earnings per share is determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include employee stock options and warrants which have been deemed exercised for the purpose of computing earnings per share. The Company has no other potentially dilutive securities.

  (i) Notes Receivable

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure, on January 1, 1995. There was no financial statement impact as a result of such adoption. Management considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. Generally, cash receipts will first be applied to reduce accrued interest and then to reduce principal.

  (j) Long-Lived Assets

     The recoverability of management contract costs, goodwill and hotel investments are periodically evaluated to determine whether such costs will be recovered from future operations. Evaluations of goodwill are based on projected earnings, exclusive of goodwill amortization, on an undiscounted basis. Management contracts are individually evaluated based on the projected management fee stream on an undiscounted basis. If the undiscounted earnings or fee streams are insufficient to recover the recorded assets, then the projected earnings or fee stream is discounted to determine the revised carrying value and a write down for the difference is recorded.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

  (k) Other Long-Term Obligations

     The Company provides for the uninsured portions of medical, property, liability and workers' compensation claims. Such costs are estimated each year based on historical claims data relating to operations. While actual results may vary from estimates, the Company maintains stop-loss insurance to minimize the effect of large claims on financial results. The long-term portion of accrued claims costs relates primarily to general liability and workers' compensation claims which are not expected to be paid within one year. Additionally, the Company provides a non-qualified Supplemental Employee Retirement Plan ("SERP") designed to supplement key employees whose benefits would otherwise be reduced or lost due to the statutory limits of 401(k) plans. Both of these obligations are reflected in long-term obligations.

(2)  ACQUISITIONS

  Acquisition of Red Lion Hotels, Inc.

     On November 8, 1996, the Company acquired all of the outstanding common stock of Red Lion in a transaction valued at approximately $1.2 billion. The Company paid $695 million in cash, repaid $124 million of existing Red Lion indebtedness, issued 7.4 million shares of common stock to the shareholders of Red Lion with a fair value at the date of closing of $292 million and assumed net liabilities of $90 million. The acquisition has been accounted for as a purchase and the results of operations of Red Lion have been included in the consolidated financial statements since November 8. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired of $365 million was recorded as goodwill to be amortized over a 40 year life.

  Acquisition of RFS, Inc.

     On February 27, 1996, the Company issued 2.7 million shares of its common stock in exchange for all of the outstanding stock of RFS Management (a privately held hotel operator) in a transaction accounted for as a pooling-of-interests. Effective January 1, 1995, RFS Management was a Subchapter S Corporation for income tax purposes and, therefore, was not generally liable for income taxes for the year ending December 31, 1995. For the years ended December 31, 1994, 1995 and 1996, total revenues and net income of RFS (included in the Company's results) were $62.6 million and $0.7 million, $122.5 million and $2.1 million and $151.0 million and $6.1 million, respectively. In addition, as a result of the merger, certain of the franchisors required the payment of an application fee of $2,626,000 which is being amortized over the terms of the respective franchise agreements.

  Pro Forma Results

     The following unaudited pro forma summary presents the consolidated results of operations of the Company (including RFS) as if Red Lion had been acquired at the beginning of 1995 with pro forma adjustments to give effect to (a) amortization of goodwill, (b) additional depreciation expense as a result of a step-up in the basis of properties and equipment and investments in unconsolidated joint ventures, (c) increased interest expense on acquisition debt and (d) the operating results of three hotels acquired in 1996 and related tax effects. Additionally, pro forma adjustments have been made to exclude $2.6 million of business combination expenses related to the RFS transaction and business combination expenses incurred by Red Lion prior to its acquisition by the Company and formation expenses related to the 1995 restructuring of Red Lion. The pro forma results have been prepared for comparative purposes only and do not purport to be

                    DOUBLETREE CORPORATION AND SUBSIDIARIES
indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated (in thousands):

                                                                      YEARS ENDED
                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1995         1996
                                                                 --------     --------
                                                                      (UNAUDITED)
        Total revenues.........................................  $597,740     $670,822
        Operating income.......................................    77,799      103,556
        Interest, net..........................................   (33,324)     (31,177)
        Income before taxes....................................    43,751       70,653
        Net income.............................................    24,325       41,260
        Net income per share...................................  $   0.63     $   1.04

(3)  LEASED HOTEL PROPERTIES

     As of December 31, 1994, 1995 and 1996, the Company leased 44, 52 and 82 hotels, respectively. As of December 31, 1996, 57 of these hotels are leased from RFS Hotel Investors, Inc. ("REIT") and 17 are leased from RLH Partnership. All of the Company's leases require the payment of rent equal to the greater of fixed base rent or percentage rent based on a percentage of gross room revenue, beverage revenue and food revenue (if the hotel offers food and beverage service). Substantially all of the hotels leased from the REIT are cross defaulted with one another. All hotel leases are operating leases. Base and percentage rents were $24,617,000, $52,757,000 and $72,006,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Percentage rents included in total rental expense amounted to $10,961,000, $25,254,000 and $38,134,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The following is a schedule, by year, of future minimum rental payments required under non-cancelable hotel operating leases (in thousands) as of December 31, 1996:

                                   YEAR ENDING
                                   DECEMBER 31,
                    ------------------------------------------
                    1997......................................  $ 43,134
                    1998......................................    43,039
                    1999......................................    43,001
                    2000......................................    43,000
                    2001......................................    42,963
                    Thereafter................................   351,945
                                                                --------
                         Total future minimum lease
                           payments...........................  $567,082
                                                                ========

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

(4)  NOTES RECEIVABLE

     Notes receivable, consisting primarily of loans to owners of managed hotels, are as follows (in thousands):

                                                                                 DECEMBER 31,
     INTEREST                      REPAYMENT TERMS                             -----------------
       RATE                      INTEREST/PRINCIPAL                 MATURITY    1995      1996
------------------  ---------------------------------------------  ----------  -------   -------
     SECURED:
      12.0%         Monthly/monthly to the extent of cash flow...     2006     $ 4,000   $ 4,500
      10.0%         Monthly/monthly to the extent of cash flow...     2005       2,850     2,850
   8.0 - 10.0%      Monthly/at maturity..........................     2001       2,800     2,500
      10.0%         Quarterly/quarterly to the extent of cash
                    flow.........................................     2003       2,600     2,575
       9.0%         Monthly/at maturity..........................     2015       1,625     2,000
   Prime - 1.5%     Monthly/at maturity..........................     2010       1,300     1,300
       8.0%         Monthly/monthly to the extent of cash flow...     2014       1,000     1,000
   8.0 - 10.0%      Various......................................  Upon sale     1,153     2,213
                    Notes repaid in full.........................                1,000        --
                                                                               -------   -------
                                                                                18,328    18,938
                                                                               =======   =======
    UNSECURED:
   7.0 - 10.0%      Quarterly/at maturity........................     2001          --    12,065
       7.5%         Monthly/at maturity..........................     2000       3,500     4,000
       7.4%         Monthly/at maturity..........................     2000       1,250     3,000
      10.0%         Monthly/annually.............................     2000          --     3,000
       8.0%         Monthly/at maturity..........................     2001          --     1,000
  LIBOR + 2.65%     Monthly/at maturity..........................     2006          --     1,000
      10.0%         Quarterly/quarterly..........................     2002         720       625
   5.75% - 10%      Various......................................  Upon sale       777     1,461
                                                                               -------   -------
                                                                                 6,247    26,151
                                                                               -------   -------
                    Total notes and other receivables............               24,575    45,089
                    Less: current portion........................                  390       590
                                                                               -------   -------
                    Non-current portion..........................              $24,185   $44,499
                                                                               =======   =======

     Repayment of notes receivable are generally due upon the earlier of termination of the management contract or sale of the hotel. At December 31, 1996, the Company does not consider any of its notes receivable to be impaired.

(5)  INVESTMENTS

     Investments consist of the following (in thousands):

                                                                       DECEMBER 31,
                                                                    ------------------
                                                                     1995       1996
                                                                    ------     -------
        Hotel partnerships........................................  $3,746     $58,538
        REIT convertible preferred stock..........................      --      18,500
        REIT common shares........................................     538       1,533
        Candlewood................................................   1,098        (581)
        Other.....................................................    (312)       (314)
                                                                    ------     -------
                                                                    $5,070     $77,676
                                                                    ======     =======

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

     As of December 31, 1996, the Company and its subsidiaries have non-controlling general and/or limited partnership interests in 16 partnerships. Eleven of the partnerships own hotels while the others own retail or industrial properties. Six of the partnership interests were acquired in the acquisition of RFS and three were acquired in the acquisition of Red Lion. The company's percentage of ownership in such partnerships ranges from less than 1% to 50.0%. The partnership investments include an investment in a partnership that is a majority owned subsidiary of the REIT. This investment is convertible into common stock of the REIT.

     The aggregate carrying value of the partnership interests as of December 31, 1996 exceeds the proportionate share of aggregate net assets of such partnerships by approximately $20.0 million reflecting the allocation of a portion of the purchase price of Red Lion to the fair value of the partnership interests acquired. The increase in the Company's investment is being amortized over 30 years.

     In October 1995, the Company acquired a 50% interest in Candlewood Hotel Company, L.L.C. ("Candlewood"). Candlewood is competing in the extended-stay market of the lodging industry and will design, develop and manage and/or franchise hotels under the Candlewood brand. The Company committed to provide $15,000,000 of capital to the venture, of which, $12,265,000 has been funded as of December 31, 1996 ($1,200,000 at December 31, 1995). Prior to Candlewood's initial public offering, the investment was structured as an equity contribution with the Company earning a preferred return. In connection with the initial public offering of Candlewood in November 1996, the Company's contributions in excess of $200,000 and its preferred return were converted to an interest bearing note receivable in the amount of $12,065,000. The Company's remaining investment consists of 2,587,500 shares of Candlewood's common stock, the fair value of which (based on the quoted market price as of December 31, 1996) was $24,905,000.

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

     The Company, through the acquisition of Red Lion, is the general partner of Red Lion Inns Limited Partnership, a publicly-traded limited partnership (Red Lion MLP). The Company manages 10 hotels under a long-term management agreement with Red Lion MLP.

(6)  OPERATING LEASES

     The Company occupies administrative offices under operating leases which provide for minimum annual rental charges plus a share of maintenance expenses and real estate taxes. Total rent expense for operating leases of office space for the years ended December 31, 1994, 1995 and 1996 amounted to approximately $1,402,000, $1,597,000 and $1,803,000.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

     The following is a schedule, by year, of future minimum rental payments required under non-cancelable operating leases for administrative office space (in thousands) as of December 31, 1996:

                    YEAR ENDING
                    DECEMBER 31,
                    --------------------------------------------
                    1997........................................  $2,220
                    1998........................................   1,390
                    1999........................................   1,112
                    2000........................................   1,115
                    2001........................................   1,141
                    Thereafter..................................   2,105
                                                                  ------
                         Total future minimum lease payments....  $9,083
                                                                  ======

(7)  NOTES PAYABLE

     Notes payable consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                           1995         1996
                                                                          -------     --------
Term Loan A with interest at variable rates payable quarterly (7.0% at
  December 31, 1996), principal due quarterly in varying amounts through
  maturity in November 2002.............................................  $    --     $300,700
Term Loan B with interest at variable rates payable quarterly (7.875% at
  December 31, 1996), principal due in equal quarterly amounts of
  $376,374 through November 2002 and quarterly thereafter in equal
  amounts to fully amortize the balance at maturity in May 2004.........       --      160,900
Mortgages with variable interest rates ranging from 6.56% to 7.18%
  payable through 1998..................................................       --       84,257
Note payable with an imputed rate of 8.69%, payable through 2022........       --        5,125
Other notes.............................................................      672           --
                                                                          --------    --------
                                                                              672      550,982
Less: current portion...................................................     (672)     (44,747)
                                                                          --------    --------
                                                                          $    --     $506,235
                                                                          ========    ========

Annual maturities of notes payable are as follows (in thousands):

          1997.................................................  $ 44,747
          1998.................................................    86,463
          1999.................................................    53,092
          2000.................................................    60,571
          2001.................................................    73,031
          Thereafter...........................................   233,078
                                                                 --------
                                                                 $550,982
                                                                 ========

     To finance a portion of the cost of the acquisition of Red Lion, the Company executed a new senior credit agreement ("New Credit Facility") in November 1996 and borrowed $493.2 million of which $31.6 million was repaid on November 13 with certain of the proceeds from the Company's sale of common stock.

     The New Credit Facility consists of two term loans, provides for a $100.0 million revolving line of credit, and makes available additional borrowings of up to $40.0 million under Term Loan A to refinance an existing

                    DOUBLETREE CORPORATION AND SUBSIDIARIES
hotel mortgage, the commitment for which expires June 30, 1997. At the option of the Company, interest rates may be based on either (a) the higher of the federal funds rate plus 1/2% or the prime rate or (b) the Eurodollar rate plus a margin which ranges from 1.125% to 2.000% with respect to Term Loan A and the revolving line of credit and 2.25% to 2.50% with respect to Term Loan B. The interest margins applicable at any time are related to the financial condition and performance of the Company.

     The credit agreement requires the payment of a quarterly commitment fee of 0.375% of the unutilized commitments. The credit agreement has various covenants which place restrictions on additional indebtedness, mergers and acquisitions, the payment of dividends and investments based on the financial condition of the Company. All obligations are guaranteed and secured by substantially all of the assets of the Company and its significant subsidiaries.

     The Company entered into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. As of December 31, 1996, the Company had three interest rate swap agreements outstanding which have converted $250.0 million of debt from floating rates (5.625% at December 31,1996) to a fixed rate of 5.92% (prior to the applicable margin). The agreements expire March 31, 1999. Additional interest expense for the year ended December 31, 1996 was approximately $31,000. These agreements are with major commercial banks and management does not anticipate a credit loss due to nonperformance.

(8)  STOCKHOLDERS' EQUITY

     On July 8, 1994, the Company completed its initial public offering of 3,450,000 shares of its common stock at a price to the public of $13 per share. The net proceeds to the Company, after expenses of the offering and giving effect to the underwriter's discount, were $40,261,000. The proceeds of the offering were primarily used for the repayment of debt outstanding and for general corporate purposes.

     In March 1995, the Company issued 2,000 shares of common stock with a fair value at the date of issuance of $40,000 to certain non-executive employees.

     In June 1995, the Company completed an offering of 4,600,000 shares of its common stock (of which 400,000 shares were newly issued shares of the Company) at a price to the public of $19 per share. The net proceeds to the Company, after expenses of the offering and giving effect to the underwriter's discount, were $6,620,000.

     In January 1995, RFS Management issued 12 restricted shares of RFS Management common stock to certain of its employees. These shares vest ratably over a four year period from the date of issuance. The estimated fair market value of these shares at issuance was $281,000. The shares were exchanged for approximately 36,500 shares of Company common stock, subject to the same restrictions, in connection with the acquisition of RFS Management.

     In February 1996, the Company issued 2,727,811 shares (including the 36,500 restricted shares) of its common stock to acquire all of the outstanding common stock of RFS Management.

     In May 1996, the Company completed an offering of 4,234,300 shares of its common stock (of which 952,300 shares were newly issued shares of the Company) at a price to the public of $31.25 per share. The net proceeds to the Company, after expenses of the offering and giving effect to the underwriter's discount, were $27,372,000.

     In connection with the acquisition of Red Lion, the Company issued 6,440,000 shares and 2,627,534 shares to the public and to a subsidiary of General Electric Pension Trust (GEPT), respectively. Additionally, GEPT was granted 262,753 warrants to acquire common stock of the Company at an exercise price of $38.06, which approximated the fair value at the date of the agreement. The net cash proceeds to the Company, after expenses and giving effect to the underwriters discount, were $340,772,000. Additionally, the Company issued 7,381,588 shares to the shareholders of Red Lion as part of the consideration paid for Red Lion.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

(9)  STOCK OPTIONS

     At December 31, 1996, the Company had one stock based compensation plan which is described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its stock based compensation plan (which is a fixed stock option plan). Had compensation cost for the Company's stock based compensation plan been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             -------------------
                                                                              1995        1996
                                                                             -------     -------
Net income.................................................  As reported     $17,791     $25,934
                                                             Pro forma        17,719      25,076
Primary earnings per share.................................  As reported     $  0.80     $  1.01
                                                             Pro forma       $  0.80     $  0.97

     The Company's stock based compensation plan is a fixed stock option plan, the 1994 Equity Participation Plan (the "Plan"), in which options may be granted to key personnel to purchase shares of the Company's common stock at a price not less than the current market price at the date of grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. An aggregate of 3,300,000 shares have been authorized for issuance. The Plan also provides for the issuance of stock appreciation rights, restricted stock or other awards. Activity in the stock option plan is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                --------------------------------------------------------------------------
                                         1994                      1995                      1996
                                ----------------------    ----------------------    ----------------------
                                             WTD. AVG.                 WTD. AVG.                 WTD. AVG.
                                             EXERCISE                  EXERCISE                  EXERCISE
                                 SHARES        PRICE       SHARES        PRICE       SHARES        PRICE
                                ---------    ---------    ---------    ---------    ---------    ---------
Options outstanding, beginning
  of year.....................         --          --       967,500     $ 13.69     1,103,500     $ 14.81
Granted.......................  1,099,500     $ 13.61       193,000     $ 19.89     1,590,000     $ 34.45
Exercised.....................         --          --       (19,375)    $ 13.00       (61,250)    $ 13.90
Canceled......................   (132,000)    $ 13.00       (37,625)    $ 13.00       (67,500)    $ 18.73
                                ---------      ------     ---------      ------     ---------      ------
Options outstanding, end of
  year........................    967,500     $ 13.69     1,103,500     $ 14.81     2,564,750     $ 26.91
                                =========      ======     =========      ======     =========      ======
Number of options
  exercisable.................         --                   243,750                   445,500
Number of shares available for
  future issuance.............  1,032,500                   877,125                   654,625
Weighted average fair value of
  options granted.............  $    4.01                 $    5.89                 $   10.26

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1994, 1995 and 1996, respectively: risk-free interest rates of 6 percent for all years; dividend yield of 0 percent for all years, expected lives of four years for all options prior to being exercised, and a 40 percent volatility factor for all years.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                          OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ---------------------------------------------------    -------------------------------
                            NUMBER       WEIGHTED-AVERAGE                          NUMBER
                          OUTSTANDING       REMAINING        WEIGHTED-AVERAGE    EXERCISABLE    WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES  AT 12/31/96    CONTRACTUAL LIFE     EXERCISE PRICE     AT 12/31/96     EXERCISE PRICE
                          -----------    ----------------    ----------------    -----------    ----------------
  $13.00-$18.75.........     921,900           7.55               $14.07           426,900            13.94
  $19.13-$23.50.........      77,600           8.53               $21.56            18,600            21.65
  $25.50-$37.88.........     690,250           9.18               $27.64                --              N/A
  $40.31-$40.75.........     875,000           9.86               $40.33                --              N/A
                           ---------           ----               ------           -------            -----
  $13.00-$40.75.........   2,564,750           8.81               $26.91           445,500            14.27
                           =========           ====               ======           =======            =====

(10)  EARNINGS PER SHARE

     For the year ended December 31, 1994, earnings per share has been calculated assuming the 15,500,000 shares issued immediately prior to the initial public offering were outstanding since January 1, 1994. Additionally, the 2,727,811 shares issued to acquire RFS Management are assumed to be outstanding for the entire years of 1994, 1995 and 1996. Shares issued in connection with the acquisition of Red Lion are outstanding from November 8, 1996. The common equivalent shares include employee stock options and warrants which have been deemed exercised using the treasury stock method for the purpose of computing earnings per share. The Company has no outstanding securities or agreements which would result in the issuance of common shares other than common stock equivalents.

(11)  TRANSACTIONS WITH RELATED PARTIES

     Revenues and expenses include amounts derived from or paid to entities in which affiliates of the Company own interests and, in general, exercise operational control. A summary of these transactions is as follows (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
REVENUES
  Management fees and franchise fees..........................  $15,051     $15,241     $20,617
  Share of partnership income.................................      243         388         671
  Interest income.............................................      847       1,674       1,987
  Purchasing and service fees.................................    4,436       6,288       5,390
EXPENSES
  Hotel rent..................................................       --       2,031       7,975
  Administrative office rent..................................      312          73          64

     Additionally, the Company was reimbursed for costs incurred in providing centralized services to its managed and/or franchised hotels related to marketing, central reservations, accounting, data processing, internal audit and training as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Marketing and central reservations............................  $11,129     $11,020     $10,861
Accounting, data processing, internal audit and training......    2,084       1,781       2,706
                                                                -------     -------     -------
                                                                $13,213     $12,801     $13,567
                                                                =======     =======     =======

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

     Amounts due from affiliates included in accounts receivable at December 31, 1995 and 1996 are $4,318,000 and $7,849,000, respectively. Non-current amounts due from affiliates included in other assets at December 31, 1995 and 1996 are $147,000 and $321,000, respectively.

     Amounts due to affiliates included in accounts payable at December 31, 1995 and 1996 amounted to $105,000 and $24,000, respectively.

     During 1995 RFS Management, under terms of a consulting agreement, made payments of $780,000 to Hospitality Advisory Services, Inc. ("HAS"). The consulting agreement terminated on February 27, 1996 and $75,000 was paid prior to termination. Subsequently, two of the former HAS shareholders entered into new consulting agreements, that terminate February 27, 1997, with RFS Management and were paid $175,000 in total through December 31, 1996.

(12)  EMPLOYEE BENEFIT PLANS

     The Company maintains three 401(k) retirement savings plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. Depending on the plan, the Company matches employee contributions up to 6% of an employee's eligible compensation. The aggregate expense under the plans amounted to $218,000, $563,000 and $855,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company maintains a self-insured group health plan through a Voluntary Employee Benefit Association. This plan is funded to the limits provided in the Internal Revenue Code. RFS Management maintains a self-insured group health plan. Liabilities are recorded for estimated incurred but unreported claims. Aggregate and stop loss insurance exists at amounts which limit the exposure to the Company, including RFS Management. Red Lion provides group health benefits through a fully-insured medical plan.

     The Company also has a non-qualified supplemental employee retirement plan ("SERP"). The SERP was designed to complement the 401(k) plan for employees of Red Lion by restoring benefits otherwise lost by certain employees due to the statutory limits in the 401(k) plan. Expense under the SERP amounted to $47,000 for the period from November 8, 1996 to December 31, 1996.

(13)  INCOME TAXES

     The components of income tax expense consist of the following (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1994       1995       1996
                                                              ------     ------     -------
    FEDERAL:
      Current...............................................  $1,559     $3,561     $ 4,982
      Deferred..............................................   3,476      2,832       5,544
                                                              ------     ------     -------
                                                               5,035      6,393      10,526
                                                              ------     ------     -------
    STATE:
      Current...............................................   1,382      1,532       2,643
      Deferred..............................................     (82)       543         793
                                                              ------     ------     -------
                                                               1,300      2,075       3,436
                                                              ------     ------     -------
                                                              $6,335     $8,468     $13,962
                                                              ======     ======     =======

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

     The actual income tax expense differs from the expected tax expense computed by applying the Federal statutory income tax rate as a result of the following:

                                                                      YEARS ENDED DECEMBER
                                                                              31,
                                                                     ----------------------
                                                                     1994     1995     1996
                                                                     ----     ----     ----
    Income tax expense at Federal statutory rate...................  34.0%    34.0%    35.0%
    Goodwill and permanent differences.............................   1.1      0.7      2.0
    State income taxes.............................................   4.3      5.5      4.7
    RFS, Inc. S Corp. earnings not taxed...........................    --     (2.8)      --
    Decrease in valuation allowance................................  (8.3)    (5.2)    (6.3)
    Other..........................................................   1.3       --     (0.4)
                                                                     ----     ----     ----
                                                                     32.4%    32.2%    35.0%
                                                                     ====     ====     ====

     The income tax benefit attributable to the use of net operating loss carryforwards ("NOLs") in the year ended 1994 was $47,000.

     As a result of the acquisition of the common stock of Red Lion, the allocation of the purchase price to the assets and liabilities for book purposes significantly exceeds the tax basis carried over from Red Lion. Accordingly, the acquisition created substantial temporary differences. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      1995         1996
                                                                    --------     ---------
    Deferred tax assets:
      Net operating loss carryforwards............................  $ 15,288     $   7,551
      Passive activity loss carryforwards.........................       834            --
      Reserves....................................................     3,335         1,560
      Accruals and other liabilities..............................     3,979        16,998
      Valuation allowance.........................................   (22,605)      (19,647)
                                                                    --------     ---------
         Total deferred tax assets................................       831         6,462
                                                                    --------     ---------
    Deferred tax liabilities:
      Management contracts........................................   (13,982)     (180,280)
      Real estate.................................................        --       (75,860)
      Investments.................................................    (2,474)      (10,897)
      Other.......................................................        --        (4,237)
                                                                    --------     ---------
         Total deferred tax liabilities...........................   (16,456)     (271,274)
                                                                    --------     ---------
    Net deferred tax liability....................................  $(15,625)    $(264,812)
                                                                    ========     =========

     The Company estimates that, more likely than not, it will not realize a substantial portion of the benefits of its deferred tax assets. Accordingly, it has established a valuation allowance to reflect this uncertainty. A portion of the valuation allowance was established upon the combination of Doubletree Partners and DHC. In accordance with purchase accounting methodology, to the extent the tax benefits to which this allowance relates are recognized, the reduction in the valuation allowance will be applied to reduce goodwill. As of December 31, 1996, the amount of the valuation allowance subject to this treatment is approximately $6,000,000. During 1995 and 1996, $1,530,000 and $458,000 was used and credited to goodwill, respectively. None of this NOL was recognized in 1994.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

     The Company's federal NOLs of $18,611,000 expire as follows (in thousands):

                                     YEAR OF                           AMOUNT OF
                                   EXPIRATION                         FEDERAL NOLS
            --------------------------------------------------------  ------------
            2008....................................................    $  6,128
            2009....................................................      12,483
                                                                         -------
                                                                        $ 18,611
                                                                         =======

     Total NOLs for state purposes are less than the amounts stated above due primarily to shorter carryforward periods.

(14)  COMMITMENTS AND CONTINGENCIES

     On January 5, 1997, the Company entered into a memorandum of understanding for the proposed acquisition of Renaissance Hotel Group N.V. (Renaissance) in a transaction valued at approximately $890.0 million, including the assumption of $70.0 million in debt. The memorandum of understanding contained a provision that in the event Renaissance entered into a merger or acquisition agreement with a party other than the Company within four months, Doubletree would receive a break-up fee of $15.0 million. In February 1997, Renaissance pursued discussions with another company and on February 20, 1997, Doubletree received $15 million.

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

     The Company has guaranteed certain mortgages, leases and construction bonds up to $4,900,000 ($1,000,000 of which is collateralized by a letter of credit). Additionally, the Company has approximately $5,500,000 of bonds outstanding as collateral for payment of claims arising out of workers' compensation claims. The Company also had commitments relating to capital improvement projects aggregating approximately $3,912,000 at December 31, 1996.

     In August 1996, Doubletree committed to provide credit support for a loan facility that will be utilized by Candlewood to arrange construction and permanent financing for Candlewood franchisees on terms that, in most cases, are much more attractive than that which the franchisees could obtain on their own. The source of the loan facility is General Motors Acceptance Corporation Mortgage Group. In providing such credit support, Doubletree's maximum exposure on any one Candlewood franchise will be approximately $1.0 million, with the aggregate amount of exposure for all such credit support capped at between $20.0 to $30.0 million. As of December 31, 1996, the facility has not been used.

     In August 1996, Doubletree and Patriot American Hospitality, Inc. (Patriot) formed a joint venture wherein Doubletree will invest up to $20.0 million of capital ($10.7 million of which had been invested as of December 31, 1996) to be combined with up to $180.0 million of capital from Patriot to be used for the acquisition of hotels. Doubletree will have a 10% interest in the venture.

     The Company has a commitment to contribute an additional $2.0 million to an investment partnership formed for the purpose of acquiring hotel properties. The Company has a 4.35% limited partnership interest and it is anticipated that at least 50% of the properties acquired will be either managed and/or franchised by the Company.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

     The Company is a defendant in various litigation matters arising from the normal course of its operations. While it is not feasible to predict or determine the ultimate outcome of these matters, it is the opinion of management that their ultimate outcome is not likely to have a material adverse effect on the results of operations and the financial position of the Company.

     Four of the hotels leased by the Company are managed by others under agreements with terms of ten to twenty years. Management fees are based on a percentage of each hotel's revenues.

(15)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                   1995         1996
                                                                  -------     --------
        Payroll and related.....................................  $ 5,544     $ 29,842
        Business combination accruals...........................    2,756       21,791
        Accounts payable........................................    5,793       11,213
        Lease payable...........................................    6,743        8,305
        Insurance...............................................    1,401        5,555
        Sales taxes.............................................    1,331        4,614
        Advance deposits........................................      208        3,382
        Utilities...............................................      649        1,753
        Property taxes..........................................      521        1,716
        Marketing costs.........................................    2,340        1,572
        Other...................................................    2,424       11,362
                                                                  -------     --------
                                                                  $29,710     $101,105
                                                                  =======     ========

(16)  REIMBURSABLE COSTS

     The Company is reimbursed for costs associated with providing central reservations, sales and marketing, advertising, accounting, data processing, internal audit and employee training services to managed hotels. The Company is also reimbursed for central reservations and marketing services provided to franchised hotels. Such costs primarily consist of personnel and related fringe benefits, advertising, promotional fees and reservation service costs.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

(17)  MANAGEMENT CONTRACTS

     An analysis of management contract activity follows (in thousands):

        Balance at December 31, 1993......................................  $ 42,288
          Contracts acquired..............................................     6,607
          Contract conversions and terminations...........................    (1,718)
          Amortization....................................................    (1,805)
                                                                            --------
        Balance at December 31, 1994......................................    45,372
          Contracts acquired..............................................     7,181
          Contract conversions and terminations...........................      (562)
          Amortization....................................................    (2,357)
                                                                            --------
        Balance at December 31, 1995......................................    49,634
          Contracts acquired at acquisition of Red Lion...................   418,000
          Contracts acquired..............................................     2,511
          Contract conversions and terminations...........................    (6,005)
          Amortization....................................................    (4,815)
                                                                            --------
        Balance at December 31, 1996......................................  $459,325
                                                                            ========

(18)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, investments, accounts payable and accrued expenses, accrued interest payable, notes payable and income taxes payable, each as included in the consolidated balance sheets under such captions. With the exception of notes receivable, notes payable, interest rate swap agreements and the investment in RFS Partnership L.P. units, the carrying amounts of all other classes of financial instruments approximate fair value due to the short maturity of those instruments or, in the case of marketable equity securities they are carried at their estimated fair value. The Company has determined that the fair value of its notes receivable and notes payable is not significantly different from their carrying value based on interest rate and payment terms the Company would currently offer on notes with similar security to borrowers of similar creditworthiness. The fair value of the Company's interest rate swap agreements is approximately $315,000. RFS Partnership L.P. units, which are convertible into REIT common shares, have a carrying value of $841,000 and an estimated fair value of approximately $1.5 million at December 31, 1996.

(19)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1995 and 1996, restated to reflect the acquisition of RFS Management, is presented below (in thousands except per share data). Additionally, pro forma information is presented to (a) give effect to the acquisition of Red Lion and related transactions as if they had occurred on January 1, 1995, and (b) exclude $2.6 million of business combination expenses related to the RFS transaction in December 1995, business combination expenses incurred by Red Lion prior to its acquisition by the Company and formation expenses related to the 1995 restructuring of Red Lion. The sum of the individual quarterly data may not equal the annual data due to rounding.

                    DOUBLETREE CORPORATION AND SUBSIDIARIES

1995

                                                                  QUARTER ENDED
                                              ------------------------------------------------------
                                              MARCH 31      JUNE 30     SEPTEMBER 30     DECEMBER 31
                                              --------     ---------    ------------     -----------
ACTUAL
Total revenues..............................  $ 40,580     $  50,771      $ 52,891        $  52,344
Net income..................................     3,645         5,742         5,606            2,798
Earnings per share..........................  $   0.17     $    0.26      $   0.25        $    0.12
Weighted average common and common
  equivalent shares outstanding.............    21,910        22,057        22,443           22,472
PRO FORMA
Total revenues..............................  $130,100     $ 155,985      $157,835        $ 153,820
Net income..................................     1,953         8,144        10,330            3,898
Earnings per share..........................      0.05     $    0.21      $   0.27        $    0.10
Weighted average common and common
  equivalent shares outstanding.............    38,360        38,507        38,893           38,922

1996

                                                                  QUARTER ENDED
                                              ------------------------------------------------------
                                              MARCH 31      JUNE 30     SEPTEMBER 30     DECEMBER 31
                                              --------     ---------    ------------     -----------
ACTUAL
Total revenues..............................  $ 53,835     $  63,546      $ 68,582        $ 118,972
Net income..................................     4,878         7,549         8,021            5,486
Earnings per share..........................  $   0.22     $    0.33      $   0.34        $    0.16
Weighted average common and common
  equivalent shares outstanding.............    22,584        23,173        23,879           33,516
PRO FORMA
Total revenues..............................  $153,158     $ 174,008      $178,786        $ 164,870
Net income..................................     4,726        12,523        15,235            8,776
Earnings per share..........................  $   0.12     $    0.32      $   0.38        $    0.22
Weighted average common and common
  equivalent shares outstanding.............    39,034        39,623        40,329           40,489

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                                       DESCRIPTION
--------   ----------------------------------------------------------------------------------
 2.1(4)    Agreement and Plan of Merger, dated as of February 1, 1996, by and among
           Doubletree Corporation, RFS, Inc., Seedling Merger Subsidiary, Inc., Robert M.
           Solmson, H. Lance Forsdick, Sr., William Lovelace and Michael J. Pascal.
 2.2(5)    Agreement and Plan of Merger dated as of September 12, 1996, by and among
           Doubletree Corporation, RLH Acquisition Corp. and Red Lion Hotels, Inc.
 3.1(1)    Certificate of Incorporation of Doubletree Corporation.
 3.2(1)    By-Laws of Doubletree Corporation.
 3.3(3)    First Amendment of By-Laws of Doubletree Corporation, dated as of June 30, 1994.
 9.1(3)    Stockholders Agreement dated as of June 30, 1994, among Doubletree Corporation, GQ
           Owners, L.P., Canadian Pacific Hotels (U.S.) Inc., MetPark Funding, Inc., The
           Ueberroth Family Trust, The Ueberroth Investment Trust, Ridge Partners, L.P. and
           GEHOP.
10.1(1)    Incorporation and Registration Rights Agreement, dated as of December 16, 1993, among Doubletree Partners, GQ Owners, L.P., Canadian Pacific Hotels (U.S.) Inc.,
           MetPark Funding, Inc., The Ueberroth Family Trust and Mr. Richard J. Ferris.
10.2(1)    Tax Matters Agreement, dated as of December 16, 1993, among Canadian Pacific
           Limited, Canadian Pacific Hotels (U.S.) Inc. and GQ Owners, L.P.
10.3(1)    Acquisition Agreement, dated as of November 15, 1990, among Metropolitan Life
           Insurance Company, MetHotels, Inc., Canadian Pacific Hotels Corporation and CP
           Hotels Merger Co.
10.4(1)    Assignment, Assumption and Modification Agreement, dated as of December 16, 1993, among Metropolitan Life Insurance Company, Canadian Pacific Hotels Corporation,
           Doubletree Hotels Corporation and Doubletree Partners.
10.5(3)    Employment Agreement of Richard M. Kelleher, dated as of January 13, 1995.
10.6(2)    1994 Equity Participation Plan of Doubletree Corporation.
10.7(2)    Hotel Chain Combination Agreement, dated as of December 8, 1993, among Canadian
           Pacific Hotels (U.S.) Inc., MetPark Funding, Inc. and GQ Owners, L.P.
10.8(2)    Amendment to the Hotel Chain Combination Agreement, dated as of June 30, 1994.
10.9(2)    Amendment to the Incorporation and Registration Rights Agreement, dated as of June
           30, 1994.
10.10(2)   Amendment to the Tax Matters Agreement, dated as of June 30, 1994.
10.11(1)   Form of Indemnification Agreement.
10.12(1)   Form of Management Agreement between Metropolitan Life Insurance Company and the
           Company.
10.13(1)   Promissory Note, dated January 1, 1993, in principal amount of $4.0 million by
           Boston HSR Limited Partnership in favor of Guest Quarters Hotels Partnership.
10.14      Modification of Promissory Note dated February 29, 1996.
10.15(3)   Agreement Regarding Liquidation of GQ Owners, L.P., dated as of November 30, 1994, among GEHOP, Ridge Partners, L.P., The Ueberroth Family Trust, The Ueberroth
           Investment Trust and GQ Equities Limited.
10.16(3)   Form of First Amendment to the 1994 Equity Participation Plan of Doubletree
           Corporation.
10.17(3)   Amended and Restated Agreement of Limited Partnership of Thayer Hotel Investors II
           L.P., dated as of December 9, 1994, by and among Thayer Hotel Investments L.P.,
           Doubletree Hotels Corporation and other Limited Partners.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------   ----------------------------------------------------------------------------------
10.18(3)   First Amendment to Amended and Restated Agreement of Limited Partnership of Thayer
           Hotel Investors II L.P., dated as of February 2, 1995, by and among Thayer Hotel
           Investments L.P., Doubletree Hotels Corporation and other Limited Partners.
10.19(4)   Master Agreement, dated as of February 1, 1996, by and among RFS Partnership,
           L.P., Doubletree Corporation, RFS Hotel Investors, Inc., Seedling Merger
           Subsidiary, Inc. and RFS, Inc.
10.20      First Amendment to Master Agreement dated November 21, 1996.
10.21(4)   Preferred Stock Purchase Agreement, dated as of February 1, 1996, by and among RFS
           Hotel Investors, Inc., Seedling Merger Subsidiary, Inc. and Doubletree
           Corporation.
10.22(4)   Second Amendment to Incorporation and Registration Rights Agreement, dated as of
           February 27, 1996, by and among Doubletree Corporation, Robert M. Solmson, individually and in his capacity as representative of others, H. Lance Forsdick,
           Sr., William Lovelace and Michael J. Pascal.
10.23(4)   Consolidated Lease Amendment, dated as of February 27, 1996, by and between RFS,
           Inc. and RFS Partnership, L.P.
10.24(6)   Securities Purchase Agreement dated as of October 31, 1996 by and between the
           Company and the Trustees of General Electric Pension Trust.
10.25(6)   Warrants to purchase 262,753 shares of Common Stock of Doubletree Corporation.
10.26(6)   Credit Agreement dated as of November 8, 1996 by and among the Company, Morgan
           Stanley Senior Funding, Inc., as syndication agent and arranger thereunder, The
           Bank of Nova Scotia, as administrative agent thereunder, and the lenders identified therein.
10.27(6)   Amendment No. 3 to the Incorporation and Registration Rights Agreement dated as of
           November 8, 1996 by and among Doubletree Corporation, GE Investment Hotel Partners
           I, Limited Partnership, Metpark Funding Inc., The Ueberroth Family Trust,
           Ueberroth Investment Trust, Richard J. Ferris, Ridge Partners, L.P., Robert M.
           Solmson (for himself and as attorney-in-fact for the RFS Shareholders, as defined therein), Canadian Pacific Hotel Holdings (U.S.) Inc. and Red Lion, a California
           Limited Partnership.
10.28(6)   Partnership Services Agreement dated as of November 8, 1996 by and among
           Doubletree Corporation, Red Lion Hotels, Inc., Red Lion, a California Limited
           Partnership and the affiliates thereof identified therein.
10.29(6)   Guaranty of Lease Obligations dated as of November 8, 1996 by and among Doubletree
           Corporation, Red Lion Hotels, Inc. and RLH Partnership, L.P.
10.30(6)   Master Lease dated August 1, 1995 between RLH Partnership, L.P. and Red Lion
           Hotels, Inc.
10.31(7)   Note Purchase Agreement dated as of November 8, 1996 by and among the Company,
           Morgan Stanley Group, Inc., The Bank of Nova Scotia, First Union Corporation and
           Societe Generale Investment Corporation.
10.32      Management Agreement dated April 6, 1987 between Red Lion Inn Operating L.P. and
           Red Lion, a California Limited Partnership.
10.33      Assignment and Assumption Agreement dated August 1, 1995 between Red Lion, a
           California Limited Partnership and Red Lion Hotels, Inc.
10.34      Red Lion Supplemental Employee Retirement Plan.
10.35      Second Amendment to the 1994 Equity Participation Plan.
10.36      Stockholders Agreement dated as of September 30, 1996 between the Company, Jack
           Deboer, the Alexander John DeBoer Trust dated March 14, 1995, the Christopher
           Scott DeBoer Trust dated March 14, 1995 and the Warren D. Fix Family Partnership,
           L.P.
10.37      Credit Facility Agreement dated November 11, 1996 between the Company and
           Candlewood Hotel Company, Inc.

EXHIBIT
 NUMBER                                       DESCRIPTION
--------   ----------------------------------------------------------------------------------
10.38      Subordinated Promissory Note dated November 11, 1996 by Candlewood Hotel Company,
           Inc. in favor of the Company.
10.39      Guaranty Agreement, dated December 31, 1996, by Doubletree Corporation in favor of
           GMAC Commercial Mortgage Corporation.
11.1       Computation of Earnings Per Share.
21.1       Subsidiaries of Doubletree Corporation.
23.1       Consent of Independent Auditors.
24.1       Powers of Attorney.
27.1       Financial Data Schedule.
99.1       Agreement to Furnish Exhibits and Schedules.

---------------

(1) Previously filed as exhibit to the Registrant's Registration Statement No. 33-79188 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

(4) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K, dated February 27, 1996 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated September 12, 1996 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Registrant's Current Report on Form 8-K dated November 21, 1996 and incorporated herein by reference.

(7) Previously filed as an exhibit to the Registrant's Registration Statement on Form S-4 (File No. 333-13159) and incorporated herein by reference.