Form 10-Q
period 1997-03-31
DOUBLETREE CORP
filed 1997-05-15
CIK 923472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended March 31, 1997.

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the transition period from     to      .
                                                             -----  -----
Commission File Number: 0-24392

                             DOUBLETREE CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          86-0762415
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                                Number)

 410 NORTH 44TH STREET, SUITE
             700,                                              85008
       PHOENIX, ARIZONA                                      (Zip code)
(Address of principal executive
          offices)

                                 (602) 220-6666
              (Registrant's telephone number, including area code)

                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes  X  No
                                                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date.

          Class                                    Outstanding at April 15, 1997
-----------------------------                      -----------------------------
Common Stock ($.01 par value)                      39,568,308 shares

                             DOUBLETREE CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  MARCH 31,1997


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                      PAGE
                                                                    ----
 Item 1. Financial Statements:

         Consolidated Balance Sheets as of March 31, 1997
           and December 31, 1996....................................  1

         Consolidated Statements of Operations for the three
           months ended March 31, 1997 and 1996.....................  2

         Consolidated Statements of Cash Flows for the three
           months ended March 31, 1997 and 1996.....................  3

         Notes to Consolidated Financial Statements.................  4

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................  7


PART II. OTHER INFORMATION:......................................... 13

 Item 5. Other Information.......................................... 13

 Item 6. Exhibits and Reports on Form 8-K........................... 13


SIGNATURES.......................................................... 13

                         PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)

                                                                                                     (UNAUDITED)
                                                                                  DECEMBER 31,         MARCH 31,
                                                                                      1996               1997
                                                                                  ------------       ------------
ASSETS

Cash and cash equivalents                                                         $     25,588       $     30,718
Accounts receivable, net                                                                46,845             46,260
Due from Red Lion MLP                                                                    4,094              4,276
Current portion of notes receivable                                                        590                615
Other                                                                                   10,545              9,143
                                                                                   -----------        -----------
         Total current assets                                                           87,662             91,012
                                                                                   -----------        -----------

Notes receivable, net of current portion                                                44,499             45,633
Due from Red Lion MLP                                                                   24,405             25,664
Investments                                                                             77,676             89,189
Property and equipment, net                                                            635,473            634,497
Management contracts, net                                                              459,325            454,641
Goodwill, net                                                                          378,326            375,948
Deferred costs and other assets                                                         23,583             23,770
                                                                                   -----------        -----------
                                                                                   $ 1,730,949        $ 1,740,354
                                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                              $   101,105        $    95,442
Accrued interest payable                                                                 2,213                864
Current portion of notes payable                                                         5,490             14,141
Income taxes payable                                                                         3             10,422
                                                                                   -----------        -----------
         Total current liabilities                                                     108,811            120,869


Deferred income taxes                                                                  264,812            263,381
Other long-term obligations                                                             10,304             13,691
Notes payable                                                                          545,492            524,883
                                                                                   -----------        -----------
                                                                                       929,419            922,824
                                                                                   -----------        -----------
Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value
  Authorized 100,000,000 shares; issued and outstanding
   39,565,058 and 39,568,308 shares at December 31, 1996
   and March 31, 1997, respectively                                                        396                396
  Additional paid-in capital                                                           761,273            762,153
  Unrealized gain on marketable equity securities                                          176                 96
  Unearned employee compensation                                                          (141)              (123)
  Retained earnings                                                                     39,826             55,008
                                                                                   -----------        -----------
                                                                                       801,530            817,530
                                                                                   -----------        -----------
                                                                                   $ 1,730,949        $ 1,740,354
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

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (unaudited)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
                                                            1996             1997
                                                          --------        ---------
Revenues:
      Management and franchise fees                       $  8,294        $  12,487
      Owned hotel revenues                                   1,892           56,592
      Leased hotel revenues                                 39,961           94,833
      Purchasing and service fees                            3,385           10,573
      Other fees and income                                    303           15,686
                                                          --------        ---------
             Total revenues                                 53,835          190,171
                                                          --------        ---------
Operating costs and expenses:
      General and administrative expenses                    4,381           11,518
      Owned hotel expenses                                   1,636           37,595
      Leased hotel expenses                                 37,212           86,696
      Purchasing and service expenses                        2,520            9,045
      Depreciation and amortization                          1,467           12,020
                                                          --------        ---------
             Total operating costs and expenses             47,216          156,874
                                                          --------        ---------

Operating income                                             6,619           33,297

      Interest expense                                         (81)         (10,948)
      Interest income                                        1,007            2,747
                                                          --------        ---------
Income before income taxes and minority interest             7,545           25,096
      Minority interest share of net income                    (41)            (498)
                                                          --------        ---------
Income before income taxes                                   7,504           24,598
      Income tax expense                                     2,626            9,416
                                                          --------        ---------

Net income                                                $  4,878        $  15,182
                                                          ========        =========

Earnings per share                                        $   0.22        $    0.38
                                                          ========        =========
Weighted average common and common
  equivalent shares outstanding                             22,584           40,460
                                                          ========        =========


See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       ------------------------
                                                                         1996            1997
                                                                       --------        --------
Cash flow from operating activities:
Net income                                                             $  4,878        $ 15,182
Adjustments to reconcile net income to
  net cash provided by operations:
    Depreciation and amortization                                         1,467          12,020
    Other non-cash expenses                                                 114           5,807
    Equity in (earnings) loss of partnerships                                36            (958)
    Minority interest share of net income                                    41             498
    Deferred income taxes                                                 1,016          (1,409)
    Decrease in accounts receivable                                       1,317             302
    (Increase) decrease in other assets                                    (486)          1,553
    Increase in current liabilities                                         514          13,157
                                                                       --------        --------
                Net cash provided by operations                           8,897          46,152
                                                                       --------        --------
Cash flow from investing activities:
    Purchase of Red Lion and related costs                                   --         (10,999)
    Purchases of property and equipment                                    (287)         (5,071)
    Investments in partnerships and ventures                            (18,819)        (11,016)
    Distributions from partnerships and ventures                            113             178
    Advances to Red Lion MLP                                                 --          (1,259)
    Investments in management contracts                                    (665)            (21)
    Proceeds from termination of management contracts                        --           1,379
    Deposits in hotels to obtain management contracts                      (250)           (170)
    Loans to owners of managed hotels                                    (4,455)         (1,159)
    Increase in deferred costs and other assets                          (2,626)           (838)
                                                                       --------        --------
                Net cash used in investing activities                   (26,989)        (28,976)
                                                                       --------        --------
Cash flow from financing activities:
    Proceeds from exercise of common stock options                          136              20
    Proceeds from borrowings                                              5,000              --
    Principal payments on borrowings                                       (672)        (12,066)
                                                                       --------        --------
                Net cash provided (used) by financing activities          4,464         (12,046)
                                                                       --------        --------

Net increase (decrease) in cash and cash equivalents                    (13,628)          5,130
Cash and cash equivalents at beginning of year                           32,652          25,588
                                                                       --------        --------
Cash and cash equivalents at end of period                             $ 19,024        $ 30,718
                                                                       ========        ========
Supplemental cash flow information:

Cash paid for interest                                                 $     77        $ 11,504
                                                                       ========        ========
Cash paid for income taxes                                             $    125        $    406
                                                                       ========        ========


See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      BASIS OF PRESENTATION

         Doubletree Corporation (the Company) is a hotel management company and is the exclusive franchisor of Doubletree Hotels, Doubletree Guest Suites, Club Hotels by Doubletree and Red Lion hotel brands. At March 31, 1997, the Company had a portfolio of 247 properties, of which 209 were managed and/or leased and 38 were franchised. Of the managed and/or leased properties, 18 are wholly-owned by the Company, eight are operated pursuant to joint venture agreements (in which the Company owns 50% or more of the venture), 82 are leased and 101 are managed for third party owners.

         On November 8, 1996, the Company acquired Red Lion Hotels, Inc. (Red
Lion) in a business combination accounted for as a purchase. Accordingly, the consolidated statement of operations for the quarter ended March 31, 1996 does not include any of the operating results of Red Lion.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)      ACQUISITION OF RED LION HOTELS, INC.

         The following unaudited pro forma summary presents the condensed consolidated results of operations of the Company for the three months ended March 31, 1996 as if Red Lion had been acquired at the beginning of 1996 with pro forma adjustments to give effect to (a) amortization of goodwill, (b) additional depreciation expense resulting from the step-up in the basis of properties and equipment and investments in unconsolidated joint ventures, (c) interest expense on acquisition debt and (d) the operating results of three hotels acquired in 1996 and related tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect as of January 1, 1996 (in thousands):

                                                Three Months Ended
                                                  March 31, 1996
                                                   (unaudited)
                                                ------------------
           Total revenues                            $153,158
           Operating income                            16,581
           Interest, net                               (7,844)
           Income before taxes                          8,093
           Net income                                   4,726
           Earnings per share                        $   0.12
           Weighted average common and
            common equivalent shares outstanding       39,034

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(3)      INVESTMENTS

         As of March 31, 1997 the Company and its subsidiaries have general and/or limited partnership interests in numerous partnerships which principally own hotels. The Company's percentage of ownership in such partnerships ranges from less than 1% to 50%.

         Investments consist of the following (in thousands):

                                                                      DECEMBER 31,     MARCH 31,
                                                                          1996           1997
                                                                          ----           ----
Hotel partnerships                                                     $ 58,538        $ 70,187
RFS Hotel Investors, Inc. convertible preferred stock                    18,500          18,500
RFS Hotel Investors, Inc. common stock                                    1,533           1,454
Candlewood                                                                 (581)           (638)
Other                                                                      (314)           (314)
                                                                       --------        --------
                                                                       $ 77,676        $ 89,189
                                                                       ========        ========

(4)      NOTES PAYABLE

                                                                      DECEMBER 31,     MARCH 31,
                                                                          1996           1997
                                                                          ----           ----
  Term Loan A with interest at variable rates payable quarterly
    (6.93% at March 31, 1997), principal due quarterly in
    varying amounts through maturity in November 2002                  $300,700        $293,189
  Term Loan B with interest at variable rates payable quarterly
    (7.81% at March 31, 1997), principal due quarterly in
    varying amounts through maturity in May 2004                        160,900         157,038
  Mortgages and other notes                                              89,382          88,797
                                                                       --------        --------
                                                                        550,982         539,024
Less: current portion                                                    (5,490)        (14,141)
                                                                       --------        --------
                                                                       $545,492        $524,883
                                                                       ========        ========

         The Company's credit facility consists of two term loans, provides for a $100.0 million revolving line of credit, and makes available additional borrowings of up to $40.0 million under Term Loan A to refinance an existing hotel mortgage, the commitment for which expires June 30, 1997. At the option of the Company, interest rates may be based on either (a) the higher of the federal funds rate plus 1/2% or the prime rate or (b) the Eurodollar rate plus a margin which ranges from 1.125% to 2.000% with respect to Term Loan A and the revolving line of credit and 2.25% to 2.50% with respect to Term Loan B. The interest margins applicable at any time are related to the financial condition and performance of the Company. During the quarter ended March 31, 1997, the Company made a voluntary prepayment of $10.0 million that was applied to reduce the balances outstanding under Term Loans A and B. There were no borrowings during the quarter on the revolving line of credit. The facility requires the payment of a quarterly commitment fee of 0.375% of the unutilized commitments.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)      STOCK OPTIONS

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

         As of March 31, 1997, options for 2,848,375 shares, net of terminations, have been granted at prices ranging from $13.00 to $40.75, of which 631,065 are currently exercisable. Subsequent to March 31, 1997, the Company's shareholders approved an increase in the maximum number of shares available under the Plan from 3,300,000 to 4,500,000.

(6)      UNUSUAL ITEMS

         During the quarter, the Company realized three unusual items that contributed $8,450,000 to operating income ($5,214,000 after-tax) as follows (in thousands):

           Renaissance Hotel Group break-up fee, net of costs       $ 10,925
           Sale of management rights                                   3,000
           Establishment of long-term compensation plans              (5,475)
                                                                    --------
                                                                    $  8,450
                                                                    ========

         On January 5, 1997, the Company entered into a memorandum of understanding for the proposed acquisition of Renaissance Hotel Group N.V. (Renaissance). The memorandum of understanding contained a provision that in the event Renaissance entered into a merger or acquisition agreement with a party other than the Company within four months, Doubletree would receive a break-up fee of $15.0 million. In February 1997, Renaissance entered into a merger agreement with another company and on February 20, 1997, Doubletree received $15.0 million in cash. After expenses incurred by the Company for professional and legal services, the Company realized $10.9 million which is included in other fees and income.

         During 1993, the Company entered into a joint venture agreement with Caesar's and a private developer and obtained the rights to manage a hotel to be built in Atlantic City. With the subsequent acquisition of Caesar's by ITT Sheraton, the Company sold its rights to manage the hotel for $3.0 million, which is included in other fees and income.

         During the quarter ended March 31, 1997, the Company established a supplemental executive retirement plan for senior management and issued 10,000 shares of restricted common stock to each of the Company's two co-chairmen. Corporate general and administrative expenses includes $5,475,000 related to these items.

(7)      RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15. SFAS No. 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. The statement is effective for periods ending after December 15, 1997. Basic and diluted EPS, as calculated under SFAS No. 128, would not have differed from the amounts reported of $0.22 and $0.38, for the three months ended March 31, 1996 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying financial statements and notes thereto and the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

PRO FORMA RESULTS OF OPERATIONS

         The following table sets forth the actual results of operations for the three months ended March 31, 1997 in comparison to the pro forma results for the same period of 1996, assuming that the November 8, 1996 acquisition of Red Lion, and related transactions, occurred as of January 1, 1996. The Company believes that this information provides a more meaningful basis for comparison than the historical results of the Company and includes all necessary adjustments for a fair presentation of such pro forma quarterly information. The pro forma results of operations are not necessarily indicative of the results of operations as they might have been had the combination been consummated at the beginning of 1996.

                                                               Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                           Pro Forma
                                                            1996(a)          1997(b)
                                                           ---------        ---------
                                                                 (In thousands)
                                                                   (unaudited)
Revenues:
      Management and franchise fees                        $  10,014        $  12,487
      Owned hotel revenues                                    53,660           56,592
      Leased hotel revenues                                   71,032           94,833
      Purchasing and service fees                             17,913           10,573
      Other fees and income                                      539           15,686
                                                           ---------        ---------
        Total revenues                                       153,158          190,171
                                                           ---------        ---------

Operating costs and expenses:
      General and administrative expenses                      6,592           11,518
      Owned hotel expenses                                    36,798           37,595
      Leased hotel expenses                                   64,791           86,696
      Purchasing and service expenses                         16,311            9,045
      Depreciation and amortization                           12,085           12,020
                                                           ---------        ---------
        Total operating costs and expenses                   136,577          156,874
                                                           ---------        ---------

Operating income                                              16,581           33,297

      Interest expense                                       (10,561)         (10,948)
      Interest income                                          2,717            2,747
                                                           ---------        ---------

Income before income taxes and minority interest               8,737           25,096
      Minority interest share of net income                     (644)            (498)
                                                           ---------        ---------
Income before income taxes                                     8,093           24,598
      Income tax expense                                       3,367            9,416
                                                           ---------        ---------

Net Income                                                 $   4,726        $  15,182
                                                           =========        =========
Earnings per share                                         $    0.12        $    0.38
                                                           =========        =========
Weighted average common and common
  equivalent shares outstanding                               39,034           40,460
                                                           =========        =========

(a) The 1996 first quarter results are presented on a pro forma basis to give effect to the November 8, 1996 acquisition of Red Lion Hotels, Inc. (Red Lion), and related transactions, as if they had occurred on January 1, 1996.

(b) Includes a break-up fee of $10.9 million (net of expenses) related to the terminated Renaissance Hotel Group transaction, a $3.0 million gain from the sale of the Company's management rights for a hotel under development in Atlantic City, and $5.5 million of expenses for the establishment of long-term compensation plans for senior management. These items contributed $13.9 million, $8.5 million, $5.2 million, and 13 cents, respectively, to 1997 first quarter revenues, operating income, net income, and earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

HOTEL STATISTICAL DATA:

                                          Number of Hotels               Number of Rooms
                                   ---------------------------   --------------------------------
                                   As of March 31, Change from   As of March 31,    Change from
                                        1997        Year end          1997            Year end
                                   --------------- -----------   ---------------   --------------
Doubletree full-service hotels           63              5           19,317             1,727
Doubletree Guest Suite hotels            42              6            8,987             1,214
Club Hotels by Doubletree                16             --            3,385                52
                                        ---             --           ------            ------
    Total Doubletree brand hotels       121             11           31,689             2,993
Red Lion hotels                          52             (4)          13,520            (1,339)
Non-Doubletree brand hotels              74             (1)          12,136              (346)
                                        ---             --           ------            ------
    Total Company hotel portfolio       247              6           57,345             1,308
                                        ===             ==           ======            ======


                                                              Three Months                    Change
                                                                  Ended                        From
                                                             March 31, 1997               March 31, 1996
                                                             --------------               --------------
Hotel Revenue Analysis (a):
      Doubletree full-service hotels
           Occupancy percentage                                     69.2%                      1.5 pts
           Average daily rate                                    $ 97.52                      10.7%
           Revenue per available room                            $ 67.47                      13.0%
      Doubletree Guest Suite hotels
           Occupancy percentage                                     74.4%                      2.2 pts
           Average daily rate                                    $120.08                      10.7%
           Revenue per available room                            $ 89.37                      14.2%
      Club Hotels by Doubletree (b)
           Occupancy percentage                                     69.6%                     (3.7) pts
           Average daily rate                                    $ 74.41                       1.4%
           Revenue per available room                            $ 51.83                      (3.6)%
      Total Doubletree brand hotels
           Occupancy percentage                                     70.8%                      1.6 pts
           Average daily rate                                    $104.47                      10.7%
           Revenue per available room                            $ 73.98                      13.2%
      Red Lion hotels
           Occupancy percentage                                     64.4%                     (1.1) pts
           Average daily rate                                    $ 86.43                       9.6%
           Revenue per available room                            $ 55.62                       7.7%
      Non-Doubletree brand hotels
           Occupancy percentage                                     70.9%                     (1.8) pts
           Average daily rate                                    $ 75.21                       5.6%
           Revenue per available room                            $ 53.31                       3.0%
      Total Company hotel portfolio
           Occupancy percentage                                     68.5%                     (0.1) pts
           Average daily rate                                    $ 92.50                       9.7%
           Revenue per available room                            $ 63.37                       9.6%

(a) Revenue statistics are for comparable hotels and includes only information for those hotels in the system as of March 31, 1997 and managed by Doubletree or Red Lion since January 1, 1996.

(b) Includes the results for only two properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Three Months Ended March 31, 1997 (Actual) Compared With Three Months Ended March 31, 1996 (Pro Forma)

         Revenues increased $37.0 million or 24% to $190.2 million for the three months ended March 31, 1997 compared to $153.2 million for the pro forma three month period ended March 31, 1996.

         Revenues from management and franchise fees increased $2.5 million or 25% in 1997 due to higher incentive fees of $1.7 million, increased fees from comparable hotels of $0.6 million and an increase of $0.2 million in fees from renegotiated contracts and management contracts which converted to franchise agreements. The increases in incentive fees and fees from comparable hotels reflect (a) the strong growth in REVPAR from "same store hotels", (b) continued improvements in operating performance and (c) the fact that the first quarter 1996 incentive fee earned from the Red Lion MLP hotels was not recorded until the second quarter of 1996.

         Owned hotel revenues increased $2.9 million in 1997 or 5% over the comparable pro forma period principally due to an increase in REVPAR of nearly 8% partially offset by lower growth in food and beverage revenues. The margin on hotel results increased $2.1 million from $16.9 million in 1996 to $19.0 million in the 1997 period reflecting an improvement in operating margins from 31.4% to 33.6%.

         Leased hotel revenues increased $23.8 million in 1997 or 34% over the comparable pro forma period principally due to the addition of 16 new properties under lease and an increase in REVPAR of nearly 8.0%. The margin on leased hotel operating results increased $1.9 million from $6.2 million in 1996 to $8.1 million in the 1997 period reflecting the impact of the new property additions offset by a slight decline in operating margins from 8.8% in the 1996 pro forma period to 8.6% in 1997.

         Purchasing and service fees decreased $7.3 million as compared to the 1996 pro forma period while the net margin was essentially flat at $1.5 million. The decline in revenues resulted principally from a decline in project management fees attributable to reduced capital spending for renovation projects and a continued shift by the Company away from high volume, low margin purchase and resale of goods and services to the hotels toward preferred vendor programs whereby the Company earns a fee for administering the program.

         Other fees and income increased $15.1 million in 1997 as compared to the quarter ended March 31, 1996. The increase was principally attributable to $10.9 million of income (net of expenses) resulting from the break-up fee for the terminated Renaissance transaction and $3.0 million from the sale of the Company's management rights for a hotel to be built in Atlantic City. Excluding these items, other fees and income would have increased $1.2 million resulting principally from an increase in equity income earned on minority interests in various hotel partnerships and to a lesser degree, increases in franchise application fees.

         General and administrative expenses increased $4.9 million in 1997 to $11.5 million. Excluding the $5.5 million of expenses incurred for (a) the establishment of a supplemental executive retirement plan for senior management and (b) the compensation expense attributable to the granting of restricted stock to the Company's two co-chairmen, general and administrative expenses would have decreased by $0.5 million. The Company expects to realize savings resulting from the consolidation of the formerly separate operations of Red Lion and Doubletree. The first quarter decrease represents a portion of the anticipated savings.

         Depreciation and amortization decreased nominally. Operating income increased $16.7 million, $8.5 million of which is attributable to the unusual items noted above. Excluding these items, operating income would have increased $8.3 million to $24.8 million or 50% in comparison to the $16.6 million generated during the pro forma quarter ended March 31, 1996.

         The Company incurred net interest expense of $8.2 million in 1997 as compared to the $7.8 million incurred on a pro forma basis in the 1996 period. The increase reflects a slightly higher interest rate on the outstanding borrowings in 1997 vs 1996.

         The increase of $0.1 million in minority interest expense reflects the profits allocable to third party owners of certain consolidated hotel joint ventures.

         The provision for income taxes reflects a 38.3% effective tax rate for the three months ended March 31, 1997 compared to a 41.6% effective tax rate utilized in the preparation of the 1996 pro forma results. The higher effective tax rate for 1996 reflects the assumption that the Company would not be able to utilize certain of its existing tax attributes to reduce its taxes.

         Net income and earnings per share for the three months ended March 31, 1997 were $15.2 million and $0.38, respectively, compared to $4.7 million and $0.12, respectively, in the 1996 pro forma period. Excluding the unusual items described above, net income would have been $10.0 million an increase of 111% from $4.7 million in the 1996 period and per share earnings would have increased 108% to $0.25 from $0.12.

Three Months Ended March 31, 1997 (Actual) Compared With Three Months Ended March 31, 1996 (Actual)

         The Company believes, due to the significant increase in its operations resulting from the Red Lion acquisition, that the most meaningful comparison is between the actual 1997 quarterly results and the 1996 pro forma results.

         Revenues increased from $53.8 million to $190.2 million and operating expenses increased from $47.2 million to $156.9 from the first quarter of 1996 to the first quarter of 1997. The Company had net interest income of $0.9 million in the comparable 1996 quarter compared to net interest expense of $8.2 million. The changes are attributable to the Company's November 1996 acquisition of Red Lion Hotels, Inc., leased hotels added subsequent to March 31, 1996 and the previously discussed unusual items.

         Net income and earnings per share for the three months ended March 31, 1997 were $15.2 million and $0.38, respectively, compared to $4.9 million and $0.22, respectively, in the 1996 period. Excluding the unusual items described above, net income would have been $10.0 million an increase of 104% from $4.9 million in the 1996 period and per share earnings would have increased 14% to $0.25 from $0.22. Weighted average shares increased 79% from 1996 to 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company's balance sheet reflected negative working capital of $29.9 million. The Company generated cash from operating activities of $46.2 million during the three months ended March 31, 1997 as compared to $8.9 million of cash from operations during the same period of 1996. The increase was primarily due to increases in earnings, expenses not requiring the use of cash and taxes payable.

        Historically, the Company required capital primarily for making selective investments in the underlying hotels that it manages as a means of obtaining and enhancing the profitability of management contracts. With the acquisition of the 34 Red Lion owned and leased hotels, the Company will be investing in the renovation and general upkeep of these hotel properties. Accordingly, investments in property and equipment will increase substantially as compared to historical levels of capital expenditures made when the Company principally managed hotel properties. As of March 31, 1997 the Company had capital improvement project commitments aggregating approximately $26.4 million [including $9.0 million related to the expansion of and upgrade to the financial management and reservation systems].

         The Company used $29.0 million of cash for investing activities in the 1997 quarter of which $11.0 million represented the funding of previously accrued costs related to the Red Lion acquisition and $5.1 million was utilized for fixed asset additions ($4.5 million related to Red Lion hotel properties). Additionally, during the quarter, the Company invested $11.0 million in hotel partnerships and ventures and made loans to owners of hotels in conjunction with obtaining new management contracts of $1.2 million. The Company has committed to contribute up to $15.0 million to Candlewood, of which $12.7 million had been funded as of March 31, 1997. The balance of $2.3 million is anticipated to be contributed during the next twelve months. Such contributions will be used for general corporate purposes as well as funding a portion of the development/construction costs of certain hotels.

         In August 1996, the Company committed to provide credit support for a loan facility that will be utilized by Candlewood to arrange to provide construction and permanent financing to Candlewood and/or its franchisees on terms that, in most cases, are much more attractive than those which could be obtained on their own. The source of the loan facility is General Motors Acceptance Corporation Mortgage Group. In providing such credit support, the Company's maximum exposure on any one loan will be range from approximately $1.0 to $2.0 million, with the aggregate amount of exposure for all such credit support capped at between $20 and $30 million, assuming that the aggregate amount of loans made under the loan facility is between $100 and $150 million. As of March 31, 1997, no amounts were outstanding under the loan facility.

         In August 1996, the Company and Patriot American Hospitality, Inc. ("Patriot") formed a joint venture wherein the Company will invest up to $20 million of capital ($12.6 million of which had been invested at March 31, 1997) to be combined with up to $180 million of capital from Patriot to be used for the acquisition of hotels. The Company has a 10% interest in the venture.

         In connection with the Red Lion Acquisition, the Company terminated its existing credit facility and entered into a new $633.2 million credit facility ("New Credit Facility"). The New Credit Facility has three components: (1) a $100.0 million revolving credit facility, (2) a $362.2 million term loan (Term Loan A), and (3) a $171.0 million term loan (Term Loan B). At the option of the Company, interest rates may be based on either (a) the higher of the federal funds rate plus 1/2% or the prime rate or (b) the Eurodollar rate plus an interest rate margin which ranges from 1.125% to 2.0% with respect to the revolving line of credit and Term Loan A and 2.25% to 2.50% with respect to Term Loan B. The interest margins at any time are related to the financial condition and performance of the Company.

         The $100.0 million revolving credit facility can be used for general corporate purposes, matures in 2002 and was undrawn as of March 31, 1997. Term Loan A is a fully amortizing loan and makes available additional borrowings of up to $40.0 million to refinance an existing hotel mortgage (the commitment for which expires June 30, 1997). Principal payments are due quarterly, increasing from approximately $1.0 million per quarter in 1997 to $18.4 million quarterly in 2002, at which time the term loan matures.

         Term Loan B requires quarterly principal payments of approximately $368,000 through 2002 and then increases to approximately $24.8 million quarterly throughout maturity in May 2004.

         During the quarter, the Company made a voluntary $10.0 million prepayment of its long term notes payable.

         The Company entered into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. As of March 31, 1997, the Company had three agreements which have converted $250.0 million of debt from floating rates (5.75%) at March 31, 1997 to a fixed rate of 5.92% (prior to the applicable margin). The agreements expire March 31, 1999.

         The New Credit Facility contains numerous covenants which place restrictions on additional indebtedness, mergers, acquisitions, the payment of dividends and investments and requires the Company to maintain certain financial ratios. Additionally, the Company is required to make mandatory principal repayments with the proceeds from excess cash flow from operations (as defined) or equity offerings and the sale of assets or refinancing of certain indebtedness. All obligations are guaranteed and secured by substantially all of the assets of the Company and its significant subsidiaries.

         Depending on the timing and magnitude of the Company's future investments (either in the form of debt or equity), the working capital necessary to satisfy current obligations is anticipated to be generated from operations. To the extent the Company identifies significant acquisition and/or investment opportunities in excess of its available cash, the Company may borrow under the New Credit Facility or may seek additional sources of capital to fund such investments. Management believes that a combination of its existing cash and cash equivalents, net cash provided from operations, and its borrowing ability under the New Credit Facility will be sufficient to fund its operations, capital outlays and commitments.

         The Company has guaranteed certain mortgages, leases and construction bonds up to $12.3 million ($1.0 million of which is collateralized by a letter of credit). Additionally, the Company has approximately $5.9 million of bonds outstanding as collateral for payment of claims arising out of workers' compensation claims and has committed to provide an additional $1.7 million to an investment partnership for hotel property acquisitions. The Company has a 4.35% limited partnership interest in the venture.

         Certain hotel management contracts provide that if a hotel does not achieve agreed-upon performance levels, the Company may elect or may be required to fund any performance shortfalls for a specified period of time. In general, if the Company elects not to fund the shortfall, the hotel owner may elect to terminate the management contract. If the Company elects to fund the shortfall, but performance standards are not achieved at the expiration of the funding period, the owner may elect to terminate the management contract at that time. The Company has not been required to fund any shortfalls during the three month period ended March 31, 1997.

                           PART II. OTHER INFORMATION





ITEM 5. OTHER INFORMATION

         On March 19, 1997, the Company filed a Registration Statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") registering 870,173 shares of the Company's Common Stock (the "Shares") for sale by certain selling stockholders. The Registration Statement was declared effective by the Commission on March 28, 1997. Pursuant to the plan of distribution set forth in the Registration Statement, the selling stockholders may not offer or sell any Shares after April 29, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         [None]


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Doubletree Corporation






May 14, 1997                         By s/______________________________________
                                                             William L. Perocchi
                                                    Executive Vice President and
                                                         Chief Financial Officer
                                                (Principal Financial Officer and
                                                        Duly Authorized Officer)