Form 10-Q
period 1997-06-30
DOUBLETREE CORP
filed 1997-08-14
CIK 923472

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________ to
            ____________.

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

                                                                    Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                        Outstanding at July 15, 1997
           -----------------------------           ----------------------------
           Common Stock ($.01 par value)                39,655,983 shares

                             DOUBLETREE CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  JUNE 30, 1997


                                TABLE OF CONTENTS

PART I.            FINANCIAL INFORMATION                                        PAGE
-------            ---------------------                                        ----
        Item 1.      Financial Statements:

                     Consolidated Balance Sheets as of June 30, 1997
                       and December 31, 1996                                      1

                     Consolidated Statements of Operations for the three
                      and six months ended June 30, 1997 and 1996                 2

                     Consolidated Statements of Cash Flows for the six
                       months ended June 30, 1997 and 1996                        3

                     Notes to Consolidated Financial Statements                   4

        Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                        7


PART II.           OTHER INFORMATION:

        Item 4.      Submission of Matters to a Vote of Security Holders         13

        Item 6.      Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                                       14

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)


                                                                                        (UNAUDITED)
                                                                      DECEMBER 31,        JUNE 30,
                                                                         1996               1997
                                                                      -----------        -----------
ASSETS

Cash and cash equivalents                                             $    25,588        $    23,264
Accounts receivable, net                                                   46,845             53,743
Due from Red Lion MLP                                                       4,094              3,783
Current portion of notes receivable                                           590                640
Other                                                                      10,545              8,102
                                                                      -----------        -----------

Total current assets                                                       87,662             89,532
                                                                      -----------        -----------

Notes receivable, net of current portion                                   44,499             48,393
Due from Red Lion MLP                                                      24,405             28,505
Investments                                                                77,676             94,333
Property and equipment, net                                               635,473            633,534
Management contracts, net                                                 459,325            451,181
Goodwill, net                                                             378,326            373,568
Deferred costs and other assets                                            23,583             23,401
                                                                      -----------        -----------

                                                                      $ 1,730,949        $ 1,742,447
                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $   101,105        $    89,787
Accrued interest payable                                                    2,213                486
Current portion of notes payable                                            5,490             22,914
Income taxes payable                                                            3                 --
                                                                      -----------        -----------
          Total current liabilities                                       108,811            113,187


Deferred income taxes                                                     264,812            264,130
Other long-term obligations                                                10,304             13,619
Notes payable                                                             545,492            514,551
                                                                      -----------        -----------

                                                                          929,419            905,487
                                                                      -----------        -----------


Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value
     Authorized 100,000,000 shares; issued and outstanding
          39,565,058 and 39,641,658 shares at December 31, 1996
          and June 30, 1997, respectively                                     396                396
     Additional paid-in capital                                           761,273            763,089
     Unrealized gain on marketable equity securities                          176                136
     Unearned employee compensation                                          (141)              (105)
     Retained earnings                                                     39,826             73,444
                                                                      -----------        -----------
                                                                          801,530            836,960
                                                                      -----------        -----------
                                                                      $ 1,730,949        $ 1,742,447
                                                                      ===========        ===========


See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (unaudited)

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                             -------------------------        --------------------------
                                                               1996             1997             1996             1997
                                                             --------        ---------        ---------        ---------
Revenues:
         Management and franchise fees                       $ 10,225        $  15,590        $  18,519        $  28,077
         Owned hotel revenues                                   2,087           62,574            3,979          119,166
         Leased hotel revenues                                 46,360          107,881           86,321          202,714
         Purchasing and service fees                            4,205            7,059            7,590           17,632
         Other fees and income                                    669            1,822              972           17,508
                                                             --------        ---------        ---------        ---------
               Total revenues                                  63,546          194,926          117,381          385,097
                                                             --------        ---------        ---------        ---------

Operating costs and expenses:
         Corporate general and administrative expenses          4,260            6,240            8,641           17,758
         Owned hotel expenses                                   1,583           38,590            3,219           76,185
         Leased hotel expenses                                 42,526           94,195           79,738          180,891
         Purchasing and service expenses                        3,128            5,006            5,648           14,051
         Depreciation and amortization                          1,473           12,178            2,940           24,198
                                                             --------        ---------        ---------        ---------
               Total operating costs and expenses              52,970          156,209          100,186          313,083
                                                             --------        ---------        ---------        ---------

Operating income                                               10,576           38,717           17,195           72,014

         Interest expense                                         (62)         (10,887)            (143)         (21,835)
         Interest income                                        1,083            2,815            2,090            5,562
                                                             --------        ---------        ---------        ---------
Income before income taxes and minority interest               11,597           30,645           19,142           55,741
         Minority interest share of net loss (income)              19             (764)             (22)          (1,262)
                                                             --------        ---------        ---------        ---------
Income before income taxes                                     11,616           29,881           19,120           54,479
         Income tax expense                                     4,067           11,445            6,693           20,861
                                                             --------        ---------        ---------        ---------

Net income                                                   $  7,549        $  18,436        $  12,427        $  33,618
                                                             ========        =========        =========        =========

Earnings per share                                           $   0.33        $    0.46        $    0.54        $    0.83
                                                             ========        =========        =========        =========

Weighted average common and common equivalent
   shares outstanding                                          23,173           40,427           22,849           40,417
                                                             ========        =========        =========        =========


See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   1996            1997
                                                                                 --------        --------
Cash flows from operating activities:
Net income                                                                       $ 12,427        $ 33,618
Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization                                                     2,940          24,198
  Other non-cash expenses                                                             202           7,017
  Equity in (earnings) loss of partnerships                                            37          (2,254)
  Minority interest share of net income                                                35           1,262
  Deferred income taxes                                                             2,629            (682)
  Increase in accounts receivable                                                  (2,687)         (7,114)
  (Increase) decrease in other assets                                                (113)          2,596
  Increase in current liabilities                                                   7,085             563
                                                                                 --------        --------
                     Net cash provided  by operations                              22,555          59,204
                                                                                 --------        --------

Cash flows from investing activities:
  Purchase of Red Lion and related costs                                               --         (15,888)
  Purchases of property and equipment                                                (656)        (10,347)
  Investments in partnerships and ventures                                        (25,146)        (14,933)
  Distributions from partnerships and ventures                                        292              82
  Advances to Red Lion MLP                                                             --          (3,789)
  Investments in management contracts                                                (811)            (35)
  Proceeds from terminations of management contracts                                   --           1,558
  Deposits in hotels to obtain management contracts                                  (250)           (200)
  Loans to owners of  managed hotels, net                                          (6,381)         (3,944)
  Increase in deferred costs and other assets                                      (2,626)         (1,255)
                                                                                 --------        --------
                     Net cash used in investing activities                        (35,578)        (48,751)
                                                                                 --------        --------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of offering costs                    27,372              --
  Proceeds from exercise of common stock options                                      237             956
  Proceeds from borrowings                                                          5,000              --
  Principal payments on borrowings                                                 (5,672)        (13,733)
                                                                                 --------        --------
                     Net cash provided by (used in) financing activities           26,937         (12,777)
                                                                                 --------        --------

Net increase (decrease) in cash and cash equivalents                               13,914          (2,324)
Cash and cash equivalents at beginning of year                                     32,652          25,588
                                                                                 --------        --------
Cash and cash equivalents at end of period                                       $ 46,566        $ 23,264
                                                                                 ========        ========

Supplemental cash flow information:

Cash paid for interest                                                           $    151        $ 21,987
                                                                                 ========        ========
Cash paid for income taxes                                                       $    875        $ 21,546
                                                                                 ========        ========


See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)            BASIS OF PRESENTATION

               Doubletree Corporation (the Company) is a hotel management company and is the exclusive franchisor of Doubletree Hotels, Doubletree Guest Suites, Club Hotels by Doubletree and Red Lion hotel brands. At June 30, 1997, the Company had a portfolio of 255 properties, of which 213 were managed and/or leased and 42 were franchised. Of the managed and/or leased properties, 18 are wholly-owned by the Company, eight are operated pursuant to joint venture agreements ( in which the Company owns 50% or more of the venture ), 86 are leased and 101 are managed for third party owners.

               On November 8, 1996, the Company acquired Red Lion Hotels, Inc. (Red Lion) in a business combination accounted for as a purchase. Accordingly, the consolidated statements of operations for the three and six month periods ended June 30, 1996 do not include any of the operating results of Red Lion.

               In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

(2)            ACQUISITION OF RED LION HOTELS, INC.

               The following unaudited pro forma summary presents the condensed consolidated results of operations of the Company as if Red Lion had been acquired at the beginning of 1996 with pro forma adjustments to give effect to
(a) amortization of goodwill, (b) additional depreciation expense resulting from the step-up in the basis of properties and equipment and investments in unconsolidated joint ventures, (c) increased interest expense on acquisition debt and (d) the operating results of three hotels acquired in 1996 and related tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect as of January 1, 1996 (in thousands):

                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30, 1996            JUNE 30, 1996
                                                                -------------            -------------
                Total revenues                                    $ 174,008                $ 327,166
                Operating income                                     29,557                   46,138
                Interest, net                                        (7,758)                 (15,602)
                Income before income taxes                           21,443                   29,536
                Net income                                           12,523                   17,249
                Earnings per share                                $    0.32                $    0.44
                Weighted average shares outstanding                  39,623                   39,328

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(3)            INVESTMENTS

               As of June 30, 1997 the Company and its subsidiaries have general and/or limited partnership interests in numerous partnerships which principally own hotels. The Company's percentage of ownership in such partnerships ranges from less than 1% to 49.9%.

               Investments consist of the following (in thousands):

                                                                                   DECEMBER 31,             JUNE 30,
                                                                                      1996                    1997
                                                                                    --------                --------
                Hotel partnerships                                                  $ 58,538                $ 75,427
                RFS Hotel Investors, Inc. convertible preferred stock                 18,500                  18,500
                RFS Hotel Investors, Inc. common stock                                 1,533                   1,493
                Candlewood                                                              (581)                   (773)
                Other                                                                   (314)                   (314)
                                                                                    --------                --------
                                                                                    $ 77,676                $ 94,333
                                                                                    ========                ========


(4)            NOTES PAYABLE

               Notes payable consists of the following (in thousands):

                                                                                    DECEMBER 31,             JUNE 30,
                                                                                      1996                    1997
                                                                                    ---------               ---------
                Term Loan A with interest at variable rates payable
                     quarterly (6.875% at June 30, 1997), principal due
                     quarterly in varying amounts through maturity in
                     November 2002                                                  $ 300,700               $ 292,215
                Term Loan B with interest at variable rates payable quarterly
                     (8.000% at June 30, 1997), principal due  quarterly in
                     varying amounts through maturity in May 2004                     160,900                 156,670
                Mortgages and other notes                                              89,382                  88,580
                                                                                    ---------               ---------
                                                                                      550,982                 537,465
                Less: current portion                                                  (5,490)                (22,914)
                                                                                    ---------               ---------
                                                                                    $ 545,492               $ 514,551
                                                                                    =========               =========

               The Company's credit facility consists of two term loans and provides for a $100.0 million revolving line of credit. At the option of the Company, interest rates may be based on either (a) the higher of the federal funds rate plus 1/2% or the prime rate or (b) the Eurodollar rate plus an interest rate margin which ranges from 1.125% to 2.000% with respect to Term Loan A and the revolving line of credit and 2.25% to 2.50% with respect to Term Loan B. The interest margins applicable at any time are related to the financial condition and performance of the Company. There were no borrowings during the quarter on the revolving line of credit. The facility requires the payment of a quarterly commitment fee of 0.375% of the unutilized commitments.

(5)            STOCK OPTIONS

               The Company's stock based compensation plan is a fixed stock option plan, the 1994 Equity Participation Plan (the "Plan"), in which options may be granted to key personnel to purchase shares of the Company's common stock at a

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


price not less than the current market price at the date of grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. In May, 1997, the Company's shareholders approved an increase in the maximum number of shares available under the Plan from 3,300,000 to 4,500,000.

               As of June 30, 1997, options for 3,530,250 shares, net of terminations, have been granted at prices ranging from $13.00 to $41.75, of which 755,590 are currently exercisable.

(6)            UNUSUAL ITEMS

               During the first quarter of 1997, the Company realized three unusual items that contributed $8,450,000 ($5,214,000 after-tax) to operating income in the accompanying 1997 statements of operations as follows (in thousands):

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

               During the first quarter of 1997, the Company established a supplemental executive retirement plan for senior management and issued 10,000 shares of restricted common stock to each of the Company's two co-chairmen. The Company recorded $5,475,000 in expenses related to these items, which is included in corporate general and administrative expenses.

(7)            RECENT ACCOUNTING PRONOUNCEMENTS

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15. SFAS No. 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. SFAS No. 128 is effective for periods ending after December 15, 1997. Basic and diluted EPS, as calculated under SFAS No. 128, would have been as follows:

                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                    JUNE 30,                        JUNE 30,
                                  -------------                  -------------
                             1996              1997         1996              1997
                             ----              ----         ----              ----
               Basic         $.33              $.47         $.55              $.85
               Diluted       $.33              $.46         $.54              $.83

Diluted earnings per share as calculated under SFAS No. 128 is comparable to primary earnings per share, as reported in the accompanying statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

PRO FORMA RESULTS OF OPERATIONS

            The following table sets forth the actual results of operations for the three and six months ended June 30, 1997 in comparison to the pro forma results for the same periods of 1996, assuming that the November 8, 1996 acquisition of Red Lion, and related transactions, occurred as of January 1, 1996. The Company believes that this information provides a more meaningful basis for comparison than the historical results of the Company and includes all necessary adjustments for a fair presentation of such pro forma quarterly information. The pro forma results of operations are not necessarily indicative of the results of operations as they might have been had the combination been consummated at the beginning of 1996.

                                                                        in thousands (unaudited)
                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                                      --------                         --------
                                                              PRO                               PRO
                                                             FORMA                             FORMA
                                                            1996 (a)            1997           1996 (a)         1997 (b)
                                                            ---------        ---------        ---------        ---------
Revenues:
        Management and franchise fees                       $  14,577        $  15,590        $  24,591        $  28,077
        Owned hotel revenues                                   57,891           62,574          111,551          119,166
        Leased hotel revenues                                  82,790          107,881          153,822          202,714
        Purchasing and service fees                            17,850            7,059           35,763           17,632
        Other fees and income                                     900            1,822            1,439           17,508
                                                            ---------        ---------        ---------        ---------
                 Total revenues                               174,008          194,926          327,166          385,097
                                                            ---------        ---------        ---------        ---------
Operating costs and expenses:
        Corporate general and administrative expenses           6,851            6,240           13,443           17,758
        Owned hotel expenses                                   38,623           38,590           75,421           76,185
        Leased hotel expenses                                  70,996           94,195          135,787          180,891
        Purchasing and service expenses                        15,889            5,006           32,200           14,051
        Depreciation and amortization                          12,092           12,178           24,177           24,198
                                                            ---------        ---------        ---------        ---------
                 Total operating costs and expenses           144,451          156,209          281,028          313,083
                                                            ---------        ---------        ---------        ---------
Operating income                                               29,557           38,717           46,138           72,014
        Interest expense                                      (10,515)         (10,887)         (21,076)         (21,835)
        Interest income                                         2,757            2,815            5,474            5,562
                                                            ---------        ---------        ---------        ---------
Income before income taxes and minority interest               21,799           30,645           30,536           55,741
        Minority interest share of net income                    (356)            (764)          (1,000)          (1,262)
                                                            ---------        ---------        ---------        ---------
Income before income taxes                                     21,443           29,881           29,536           54,479
        Income tax expense                                      8,920           11,445           12,287           20,861
                                                            ---------        ---------        ---------        ---------
Net income                                                  $  12,523        $  18,436        $  17,249        $  33,618
                                                            =========        =========        =========        =========
Earnings per share                                          $    0.32        $    0.46        $    0.44        $    0.83
                                                            =========        =========        =========        =========
Weighted average common and common equivalent
    shares outstanding                                         39,623           40,427           39,328           40,417
                                                            =========        =========        =========        =========

(a) The unaudited 1996 results are presented on a pro forma basis to give effect to the November 8, 1996 acquisition of Red Lion and related transactions, as if they had occurred on January 1, 1996.

(b) Includes a break-up fee of $10.9 million (net of expenses) related to the terminated Renaissance Hotel Group transaction, a $3.0 million gain from the sale of the Company's management rights for a hotel under development in Atlantic City, and $5.5 million of expenses for the establishment of long-term compensation plans for senior management. These items contributed $13.9 million, $8.5 million, $5.2 million, and 13 cents, respectively, to revenues, operating income, net income, and earnings per share during the six months ended June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

HOTEL STATISTICAL DATA:

                                                     Number of Hotels                         Number of Rooms
                                        ----------------------------------------     --------------------------------
                                        As of June 30,            Change from        As of June 30,         Change from
                                            1997                   Year end              1997                Year end
                                        --------------            ------------       --------------         -----------
Doubletree full-service hotels                 101                  43 (a)               30,368                 12,778 (a)
Doubletree Guest Suite hotels                   42                   6                    8,987                  1,214
Club Hotels by Doubletree                       19                   3                    3,977                    644
                                            ------                ----               ----------              ---------
      Total Doubletree brand hotels            162                  52                   43,332                 14,636
Red Lion hotels                                 16                 (40)(a)                2,902                (11,957)(a)
Non-Doubletree brand hotels                     77                   2                   12,344                   (138)
                                            ------                ----               ----------              ---------
      Total Company hotel portfolio            255                  14                   58,578                  2,541
                                            ======                ====               ==========              =========

(a) Reflects conversion of 40 Red Lion Hotels to Doubletree full-service hotels.

                                                                           Change                                  Change
                                                                            from                                   from
                                                    Three Months         Three Months      Six Months         Six Months Ended
                                                        Ended              Ended             Ended                 Ended
                                                    June 30, 1997       June 30, 1996     June 30, 1997         June 30, 1996
                                                    -------------       -------------     -------------         -------------
Hotel Revenue Analysis (a):
     Doubletree full-service hotels (b)
            Occupancy percentage                         75.9%               1.4 pts.          72.7%                 1.4 pts.
            Average daily rate                         $ 96.83              10.2%            $ 97.15                10.4%
            Revenue per available room                 $ 73.54              12.4%            $ 70.65                12.7%
     Doubletree Guest Suite Hotels
            Occupancy percentage                         80.3%               1.8 pts           77.5%                 2.1 pts
            Average daily rate                         $125.03              11.8%            $123.06                11.3%
            Revenue per available room                 $100.45              14.4%            $ 95.34                14.3%
     Club Hotels by Doubletree (c)
            Occupancy percentage                         71.4%              (2.6) pts          70.5%                (3.1) pts
            Average daily rate                         $ 72.39               1.1%            $ 73.38                 1.2%
            Revenue per available room                 $ 51.72              (2.4)%           $ 51.77                (3.0)%
     Total Doubletree brand hotels
            Occupancy percentage                         77.1%               1.5 pts           74.1%                 1.6pts
            Average daily rate                         $104.90              10.7%            $104.77                10.7%
            Revenue per available room                 $ 80.91              12.9%            $ 77.63                13.1%
     Red Lion Hotels
            Occupancy percentage                         73.4%              (0.7) pts          68.7%                (0.9) pts
            Average daily rate                         $ 86.16               6.4%            $ 86.29                 7.9%
            Revenue per available room                 $ 63.20               5.4%            $ 59.29                 6.5%
     Non-Doubletree brand hotels
            Occupancy percentage                         79.4%              (1.2) pts          75.2%                (1.5) pts
            Average daily rate                         $ 79.83               6.5%            $ 77.67                 6.1%
            Revenue per available room                 $ 63.40               4.9%            $ 58.38                 4.0%
     Total Company hotel portfolio
            Occupancy percentage                         76.3%               0.2  pts          72.4%                 0.1  pts
            Average daily rate                         $ 93.79               8.8%            $ 93.20                 9.2%
            Revenue per available room                 $ 71.58               9.1%            $ 67.51                 9.4%


(a) Revenue statistics are for comparable hotels and includes only information for those hotels in the system as of June 30, 1997 and managed by Doubletree or Red Lion since January 1, 1996.

(b) Includes results for four Red Lion properties converted to Doubletree on March 10, 1997.

(c) Includes the results for only two properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 1997 (Actual) Compared With Three Months Ended June 30, 1996 (Pro Forma)

            Actual revenues increased $20.9 million or 12% to $194.9 million for the three months ended June 30, 1997 compared to $174.0 million for the three months ended June 30, 1996 on a pro forma basis.

            Revenues from management and franchise fees increased $1.0 million or 7% in 1997 due to increased fees from comparable hotels of $0.6 million, higher incentive fees of $0.3 million and fees from new contracts (net of contracts lost) of $0.1 million. The increases in incentive fees and fees from comparable hotels reflect the continued growth in REVPAR from "same store hotels" and improvements in operating performance.

            Owned hotel revenues increased $4.7 million in 1997 or 8% over the comparable pro forma period principally due to an increase in the average daily room rate offset by a slight decline in occupancy. The margin on hotel operating results increased $4.7 million from $19.3 million in 1996 to $24.0 million in the 1997 period, and the operating margins improved from 33.3% to 38.3%, reflecting the higher room rate and cost savings resulting from the merger.

            Leased hotel revenues increased $25.1 million in 1997 or 30% over the comparable pro forma period principally due to the net addition of 15 new properties under lease and an increase in rooms revenue attributable to higher average daily room rates. The margin on leased hotel operating results increased $1.9 million from $11.8 million in 1996 to $13.7 million in the 1997 period reflecting the impact of the new property additions offset by a decline in operating margins from 14.2% in the 1996 pro forma period to 12.7% in 1997.

            On June 9, 1997, Doubletree converted 36 Red Lion properties to the "Doubletree" brand, for a total of 40 properties converted since the acquisition of Red Lion in November, 1996. The June conversion did not have a significant impact on the results of operations for the three months ended June 30, 1997. The Company believes that the rebranding should have a favorable impact on the former Red Lion Hotels' REVPAR over time.

            Purchasing and service fees decreased $10.8 million as compared to the 1996 pro forma period while the net margin increased $0.1 million to $2.1 million. The decline in revenues resulted principally from a decline in project management fees attributable to reduced capital spending for renovation projects and a continued shift by the Company away from high volume, low margin purchase and resale of goods and services to the hotels toward preferred vendor programs whereby the Company earns a fee for administering the program.

            Other fees and income increased $0.9 million in 1997 as compared to the pro forma quarter ended June 30, 1996, principally due to an increase in equity income earned on minority interests in various hotel partnerships.

            General and administrative expenses decreased $0.6 million in 1997 to $6.2 million. The Company expects to realize savings resulting from the consolidation of the formerly separate operations of Red Lion and Doubletree. The savings in the quarter represents a portion of the anticipated savings.

            Depreciation and amortization increased nominally. Operating income increased $9.2 million or 31% over the pro forma quarter ended June 30, 1996.

            The Company incurred net interest expense of $8.1 million in 1997 as compared to $7.8 million in the 1996 period. The increase reflects a slightly higher interest rate on the outstanding borrowings in 1997 versus those assumed in the 1996 pro forma period.

            The increase of $0.4 million in minority interest expense reflects the profits allocable to third party owners of certain consolidated hotel joint ventures.

            The provision for income taxes reflects a 38.3% effective tax rate for the three months ended June 30, 1997 compared to a 41.6% effective tax rate utilized in the preparation of the 1996 pro forma results. The higher effective tax rate for 1996 reflects the assumption that the Company would not be able to utilize certain of its existing tax attributes to reduce its taxes.

            Net income for the three months ended June 30, 1997 was $18.4 million which represents a 47% increase over the comparable pro forma period of 1996 and earnings per share were $0.46 compared to $0.32, and increase of 44%.


Six Months Ended June 30, 1997 (Actual) Compared With Six Months Ended June 30, 1996 (Pro Forma)

            Actual revenues increased $57.9 million or 18% to $385.1 million for the six months ended June 30, 1997 compared to $327.2 million for the six months ended June 30, 1996 on a pro forma basis.

            Revenues from management and franchise fees increased $3.5 million or 14% in 1997 due to higher incentive fees of $2.0 million, increased fees from comparable hotels of $1.1 million, an increase of $0.2 million in fees from renegotiated contracts and management contracts which converted to franchise agreements and fees from new contracts (net of contracts lost) which increased $0.2 million. The increases in incentive fees and fees from comparable hotels reflect the strong growth in REVPAR from "same store hotels" and continued improvements in operating performance.

            Owned hotel revenues increased $7.6 million in 1997 or 7% over the comparable pro forma period principally due to an increase in the average daily room rate offset by a slight decline in occupancy. The margin on hotel results increased $6.9 million from $36.1 million in the pro forma 1996 period to $43.0 million in the 1997 period, and the operating margins increased from 32.3% to 36.1%, reflecting the higher room rate and cost savings from the merger.

            Leased hotel revenues increased $48.9 million in 1997 or 32% over the comparable pro forma period principally due to the net addition of 16 new properties under lease and an increase in rooms revenue attributable to higher average daily room rates. The margin on leased hotel operating results increased $3.8 million from $18.0 million in 1996 to $21.8 million in the 1997 period reflecting the impact of the new property additions offset by a slight decline in operating margins from 11.7% in the 1996 pro forma period to 10.8% in 1997.

            Purchasing and service fees decreased $18.1 million as compared to the 1996 pro forma period while the net margin was essentially flat at $3.6 million. The decline in revenues resulted principally from a decline in project management fees attributable to reduced capital spending for renovation projects and a continued shift by the Company away from high volume, low margin purchase and resale of goods and services to the hotels toward preferred vendor programs whereby the Company earns a fee for administering the program.

            Other fees and income increased $16.1 million in 1997 as compared to the pro forma six months period ended June 30, 1996. The increase was principally attributable to $10.9 million of income (net of expenses) resulting from the break-up fee for the terminated Renaissance transaction and $3.0 million from the sale of the Company's management rights for a hotel to be built in Atlantic City. Excluding these items, other fees and income would have increased $2.2 million resulting principally from an increase in equity income earned on minority interests in various hotel partnerships and to a lesser degree, increases in franchise application fees.

            Corporate general and administrative expenses increased $4.3 million in 1997 to $17.8 million. Excluding the $5.5 million of expenses incurred for
(a) the establishment of a supplemental executive retirement plan for senior management and (b) the compensation expense attributable to the granting of restricted stock to the Company's two co-chairmen, general and administrative expenses would have decreased by $1.2 million. The Company expects to realize savings resulting from the consolidation of the formerly separate operations of Red Lion and Doubletree. The year to date savings represent a portion of the anticipated savings.

            Depreciation and amortization increased nominally. Operating income increased $25.9 million, $8.5 million of which is attributable to the unusual items noted above. Excluding these items, operating income would have increased $17.4 million to $63.5 million or 38% in comparison to the $46.1 million generated during the pro forma quarter ended June 30, 1996.

            The Company incurred net interest expense of $16.3 million in 1997 as compared to $15.6 million in the 1996 pro forma period. The increase reflects a slightly higher interest rate on the outstanding borrowings in 1997 versus those assumed in the 1996 pro forma period.

            The increase of $0.3 million in minority interest expense reflects the profits allocable to third party owners of certain consolidated hotel joint ventures.

            The provision for income taxes reflects a 38.3% effective tax rate for the six months ended June 30, 1997 compared to a 41.6% effective tax rate utilized in the preparation of the 1996 pro forma results. The higher effective tax rate for 1996 reflects the assumption that the Company would not be able to utilize certain of its existing tax attributes to reduce its taxes.

            Net income and earnings per share for the six months ended June 30, 1997 were $33.6 million and $0.83, respectively, compared to $17.2 million and $0.44, respectively, in the 1996 pro forma period. Excluding the effect of the unusual items described above, net income for the first six months of 1997 would have increased 65% to $28.4 million and earnings per share would have increased 59% to $0.70 over the comparable pro forma 1996 period.

HISTORICAL RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 Compared With Three and Six Months Ended June 30, 1996

            The Company believes, due to the significant increase in its operations resulting from the Red Lion acquisition, that the most meaningful comparison is between the actual 1997 results and the 1996 pro forma results.

            Revenues increased $131.4 million to $194.9 million and $267.7 million to $385.1 million in the three and six month periods ended June 30, 1997, respectively from the comparable periods of 1996 while operating costs and expenses increased $103.2 million to $156.2 million and $212.9 million to $313.1 million over the same periods. The Company generated net interest income during the three and six months ended June 30, 1996 of $1.0 million and $1.9 million, respectively, as compared to net interest expense of $8.1 and $16.3 million during the comparable periods of 1997. The changes are attributable to the Company's November 1996 acquisition of Red Lion, leased hotels added subsequent to June 30, 1996 and the previously discussed unusual items.

            Net income and earnings per share for the three months ended June 30, 1997 were $18.4 million and $0.46, respectively, compared to $7.5 million and $0.33, respectively, in the comparable 1996 period. Net income and earnings per share for the six months ended June 30, 1997 were $33.6 million and $0.83, respectively, compared to $12.4 million and $0.54, respectively, in the comparable 1996 period. Excluding the effect of the unusual items described above, net income for the first six months of 1997 would have been $28.4 million, an increase of 129% from $12.4 million in the comparable 1996 period and per share earnings would have increased 30% to $0.70 from $0.54. Weighted average shares outstanding increased 77% from the six months ended June 30, 1996 to the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

            As of June 30, 1997, the Company's balance sheet reflected negative working capital of $23.7 million. The Company generated cash from operating activities of $59.2 million during the six months ended June 30, 1997 as compared to $22.6 million of cash from operations during the same period of 1996. The increase was due to increases in earnings and expenses not requiring the use of cash, offset by an increase in receivables.

            Historically, the Company required capital primarily for making selective investments in the underlying hotels that it manages as a means of obtaining and enhancing the profitability of management contracts. With the acquisition of the 34 Red Lion owned and leased hotels, the Company is investing in the renovation and general upkeep of these hotel properties. Accordingly, investments in property and equipment will increase substantially as compared to historical levels of capital expenditures made when the Company principally managed hotel properties. As of June 30, 1997, the Company had capital project commitments aggregating approximately $22.1 million (including $7.2 million related to the expansion of, and upgrade to, the financial management and reservation systems).

            The Company used $48.8 million of cash for investing activities in the six months ended June 30, 1997 of which $15.9 million represented the funding of previously accrued costs related to the Red Lion acquisition and $10.3 million was utilized for fixed asset additions ($8.3 million related to the Red Lion hotel properties). Additionally, the Company invested $14.9 million in hotel partnerships and ventures and made loans to owners of hotels in conjunction with obtaining new management contracts of $3.9 million. The Company committed to contribute up to $15.0 million to Candlewood, all of which had been funded by July 1997. The contribution is being used for general corporate purposes as well as funding a portion of the development/construction costs of certain hotels.

            In August 1996, the Company committed to provide credit support for a loan facility that will be utilized by Candlewood to arrange to provide construction and permanent financing to Candlewood and/or its franchisees on terms that, in most cases, are much more attractive than those which could be obtained on their own. The source of the loan facility is General Motors Acceptance Corporation Mortgage Group. In providing such credit support, the Company's maximum exposure on any one loan will range from approximately $1.0 million to $2.0 million, with the aggregate amount of exposure for all such credit support capped at between $20.0 and $30.0 million, assuming that the aggregate amount of loans made under the loan facility is between $100.0 and $150.0 million. As of June 30, 1997, approximately $8.6 million was outstanding under the loan facility.

            In August 1996, the Company and Patriot American Hospitality, Inc. (Patriot) formed a joint venture wherein the Company will invest up to $20.0 million of capital ($14.3 million of which had been invested at June 30, 1997) to be combined with up to $180.0 million of capital from Patriot to be used for the acquisition of hotels. The Company has a 10% interest in the venture.

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

            The $100.0 million revolving credit facility can be used for general corporate purposes, matures in 2002 and was undrawn as of June 30, 1997. Term Loan A is a fully amortizing loan and made available additional borrowings of up to $40.0 million to refinance an existing hotel mortgage (the commitment for which expired June 30, 1997). Principal payments are due quarterly, increasing from approximately $1.0 million per quarter in 1997 to $18.4 million quarterly in 2002, at which time the term loan matures.

            Term Loan B requires quarterly principal payments of approximately $368,000 through 2002 and then increases to approximately $24.8 million quarterly throughout maturity in May 2004.

            During the first quarter of 1997, the Company made a voluntary $10.0 million prepayment of its long-term notes payable.

            The Company enters into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. As of June 30, 1997, the Company had three agreements which have converted $250.0 million of debt from floating rates (5.81%) to a fixed rate of 5.92% (prior to the applicable margin). The agreements expire March 31, 1999.

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

            Certain hotel management contracts provide that if a hotel does not achieve agreed-upon performance levels, the Company may elect or may be required to fund any performance shortfalls for a specified period of time. In general, if the Company elects not to fund the shortfall, the hotel owner may elect to terminate the management contract. If the Company elects to fund the shortfall, but performance standards are not achieved at the expiration of the funding period, the owner may elect to terminate the management contract at that time. The company has not been required to fund any shortfalls during the six-month period ended June 30, 1997.

                                   **********

The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: national or local economic conditions affecting the supply and demand for hotel space, competition in hotel operations, including additional or improved services or facilities of competitors, price pressures, continuing availability of capital to fund growth and improvements and the impact of legislation. The forward-looking statements should be considered in light of these factors.

                           PART II. OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of the Shareholders of Doubletree Corporation was held on May 2, 1997. The shareholders voted on the election of eleven directors, all of which were elected as follows:

                                                  Votes for:       Votes Withheld:
                                                  ----------       ---------------
               William R. Fatt                   36,892,085           618,700
               Richard J. Ferris                 36,891,330           619,455
               Dale F. Frey                      36,892,085           618,700
               Ronald K. Gamey                   36,892,085           618,700
               Edward A. Gilhuly                 36,892,085           618,700
               Richard M. Kelleher               36,892,057           618,728
               Norman B. Leventhal               36,892,043           618,742
               Michael W. Michelson              36,892,080           618,705
               John H. Myers                     36,082,085           618,700
               William L. Perocchi               36,892,075           618,710
               Peter V. Ueberroth                36,892,061           618,724

               The shareholders also voted to approve certain amendments to the Company's 1994 Equity Participation Plan (the Plan) to (a) increase the aggregate number of shares of Common Stock subject to the Plan from 3,300,000 to 4,500,000 and (b) amend the formula grant provisions to provide for an annual grant of $5,000 of restricted stock to the Company's non-employee directors as follows: 23,537,657 votes for; 13,943,109 votes against; and 30,019 shares either did not vote or abstained from voting.

               The shareholders also voted to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 as follows: 37,495,894 votes for, 3,474 votes against and 11,474 shares either did not vote or abstained from voting.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibit 27 - Financial Data Schedule

(b)            Reports on Form 8-K  (none)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Doubletree Corporation


August 13, 1997                        By                /s/ William L. Perocchi
                                            ____________________________________
                                                             William L. Perocchi
                                                    Executive Vice President and
                                                         Chief Financial Officer
                                                (Principal Financial Officer and
                                                        Duly Authorized Officer)