Form 10-Q
period 1997-09-30
DOUBLETREE CORP
filed 1997-11-13
CIK 923472

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to
      ______________.

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

          Class                                 Outstanding at November 1, 1997
Common Stock ($.01 par value)                         39,755,321 shares

                             DOUBLETREE CORPORATION

                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1997


                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                            PAGE
      Item 1.      Consolidated Financial Statements:

                   Consolidated Balance Sheets as of September 30, 1997
                     and December 31, 1996                                                          1

                   Consolidated Statements of Operations for the three
                    and nine months ended September 30, 1997 and 1996                               2

                   Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 1997 and 1996                                       3

                   Notes to Consolidated Financial Statements                                       4

      Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            8


PART II.          OTHER INFORMATION:

      Item 5.      Other Information                                                               17

      Item 6.      Exhibits and Reports on Form 8-K                                                17

SIGNATURES                                                                                         18

                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands except share data)

                                                                                                                       (UNAUDITED)
                                                                                             DECEMBER 31,              SEPTEMBER 30,
                                                                                                1996                        1997
                                                                                                ----                        ----
ASSETS
Cash and cash equivalents                                                                   $    25,588                 $    16,277
Accounts receivable, net                                                                         46,845                      59,978
Due from Red Lion MLP                                                                             4,094                       3,209
Current portion of notes receivable                                                                 590                         623
Other                                                                                            10,545                      12,152
                                                                                            -----------                 -----------
         Total current assets                                                                    87,662                      92,239
                                                                                            -----------                 -----------
Notes receivable, net of current portion                                                         44,499                      50,000
Due from Red Lion MLP                                                                            24,405                      23,069
Investments                                                                                      77,676                     103,457
Property and equipment, net                                                                     635,473                     632,986
Management contracts, net                                                                       459,325                     448,099
Goodwill, net                                                                                   378,326                     371,190
Deferred costs and other assets                                                                  23,583                      25,282
                                                                                            -----------                 -----------
                                                                                            $ 1,730,949                 $ 1,746,322
                                                                                            ===========                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                       $   101,105                 $    93,127
Accrued interest payable                                                                          2,213                         561
Current portion of notes payable                                                                  5,490                      75,270
Income taxes payable                                                                                  3                       3,443
                                                                                            -----------                 -----------
         Total current liabilities                                                              108,811                     172,401


Deferred income taxes                                                                           264,812                     261,451
Other long-term obligations                                                                      10,304                      14,813
Notes payable                                                                                   545,492                     437,817
                                                                                            -----------                 -----------
                                                                                                929,419                     886,482
                                                                                            -----------                 -----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value
   Authorized 100,000,000 shares; issued and outstanding
      39,565,058 and 39,692,708 shares at December 31, 1996
      and September 30, 1997, respectively                                                          396                         397
   Additional paid-in capital                                                                   761,273                     764,021
   Unrealized gain on marketable equity securities                                                  176                         166
   Unearned employee compensation                                                                  (141)                        (88)
   Retained earnings                                                                             39,826                      95,344
                                                                                            -----------                 -----------
                                                                                                801,530                     859,840
                                                                                            -----------                 -----------
                                                                                            $ 1,730,949                 $ 1,746,322
                                                                                            ===========                 ===========


See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (unaudited)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  -------------                 -------------
                                                              1996            1997              1996           1997
                                                              ----            ----              ----           ----
Revenues:
       Management and franchise fees                     $    9,739       $  15,068         $  28,258      $  43,145
       Owned hotel revenues                                   1,993          62,360             5,972        181,526
       Leased hotel revenues                                 51,380         112,231           137,701        314,945
       Purchasing and service fees                            4,210           8,228            11,800         25,860
       Other fees and income                                  1,261           1,382             2,233         18,890
                                                         ----------       ---------         ---------      ---------
           Total revenues                                    68,583         199,269           185,964        584,366
                                                         ----------       ---------         ---------      ---------
Operating costs and expenses:
       Corporate general and administrative expenses          4,170           6,238            12,811         23,996
       Owned hotel expenses                                   1,521          35,971             4,740        112,156
       Leased hotel expenses                                 47,415          95,312           127,153        276,203
       Purchasing and service expenses                        3,046           4,977             8,694         19,028
       Depreciation and amortization                          1,477          12,413             4,417         36,611
                                                         ----------       ---------         ---------      ---------
           Total operating costs and expenses                57,629         154,911           157,815        467,994
                                                         ----------       ---------         ---------      ---------
Operating income                                             10,954          44,358            28,149        116,372

       Interest expense                                         (32)        (10,820)             (175)       (32,655)
       Interest income                                        1,388           3,199             3,478          8,761
                                                         ----------       ---------         ---------      ---------
Income before income taxes and minority interest             12,310          36,737            31,452         92,478
       Minority interest share of net (income) loss              28          (1,242)                6         (2,504)
                                                         ----------       ---------         ---------      ---------
Income before income taxes                                   12,338          35,495            31,458         89,974
       Income tax expense                                     4,318          13,595            11,011         34,456
                                                         ----------       ---------         ---------      ---------
Net income                                               $    8,020       $  21,900        $   20,447     $   55,518
                                                         ==========       =========         =========      =========
Earnings per share                                       $     0.34       $    0.54        $     0.88      $    1.37
                                                         ==========       =========         =========      =========

Weighted average common and common equivalent
   shares outstanding                                        23,879          40,826            23,183         40,524
                                                         ==========       =========         =========      =========




See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                             NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                               -------------

                                                                                                         1996                  1997
                                                                                                         ----                  ----



Cash flows from operating activities:
Net income                                                                                           $ 20,447              $ 55,518
   Adjustments to reconcile net income to net cash provided by operations:
      Depreciation and amortization                                                                     4,417                36,611
      Other non-cash expenses                                                                             352                 8,138
      Equity in (earnings) loss of partnerships                                                           171                (1,966)
      Minority interest share of net income (loss)                                                         (6)                2,504
      Deferred income taxes                                                                             4,260                (3,361)
      Increase in accounts receivable                                                                  (7,242)              (13,433)
      Increase in other assets                                                                         (1,796)               (1,223)
      Increase in current liabilities                                                                  15,310                10,264
                                                                                                     --------              --------
                Net cash provided  by operations                                                       35,913                93,052
                                                                                                     --------              --------
Cash flows from investing activities:
      Purchase of Red Lion and related costs                                                               --               (18,995)
      Purchases of property and equipment                                                              (1,028)              (16,244)
      Investments in partnerships and ventures                                                        (32,499)              (26,608)
      Distributions from partnerships and ventures                                                      1,381                   574
      Distributions from Red Lion MLP                                                                      --                 2,221
      Investments in management contracts                                                              (2,258)                 (253)
      Proceeds from terminations of management contracts                                                1,317                 1,558
      Deposits in hotels to obtain management contracts                                                  (700)                 (450)
      Loans to owners of  managed hotels, net                                                          (8,518)               (3,728)
      Increase in deferred costs and other assets                                                      (2,626)               (4,103)
                                                                                                     --------              --------
                Net cash used in investing activities                                                 (44,931)              (66,028)
                                                                                                     --------              --------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net of offering costs                                    27,372                    --
      Proceeds from exercise of common stock options                                                      367                 1,889
      Proceeds from borrowings                                                                          5,000                45,000
      Principal payments on borrowings                                                                 (5,672)              (83,224)
                                                                                                     --------              --------
                Net cash provided by (used in) financing activities                                    27,067               (36,335)
                                                                                                     --------              --------
Net increase (decrease) in cash and cash equivalents                                                   18,049                (9,311)
Cash and cash equivalents at beginning of period                                                       32,652                25,588
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $ 50,701              $ 16,277
                                                                                                     ========              ========
Supplemental cash flow information:

Cash paid for interest                                                                               $    190              $ 31,927
                                                                                                     ========              ========
Cash paid for income taxes                                                                           $  2,005              $ 34,377
                                                                                                     ========              ========





See accompanying notes to consolidated financial statements.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)        BASIS OF PRESENTATION

           Doubletree Corporation (the Company) is a hotel management company and is the exclusive franchisor of Doubletree Hotels, Doubletree Guest Suites, Club Hotels by Doubletree and Red Lion hotel brands. At September 30, 1997, the Company had a portfolio of 258 properties, of which 212 were managed and/or leased and 46 were franchised. Of the managed and/or leased properties, 18 are wholly-owned by the Company, 8 are operated pursuant to joint venture agreements in which the Company owns 50% or more of the venture, 86 are leased and 100 are managed for third party owners.

           On November 8, 1996, the Company acquired Red Lion Hotels, Inc. (Red
Lion) in a business combination accounted for as a purchase. Accordingly, the consolidated statements of operations for the three and nine month periods ended September 30, 1996 do not include any of the operating results of Red Lion.

           In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30, 1996               SEPTEMBER 30, 1996
                                                                                 ------------------               ------------------

Total revenues                                                                      $ 178,786                          $ 505,952
Operating income                                                                       33,941                             80,079
Interest, net                                                                          (7,506)                           (23,108)
Income before income taxes                                                             26,088                             55,624
Net income                                                                             15,235                             32,484
Earnings per share                                                                  $    0.38                          $    0.82
Weighted average common and common
   equivalent shares outstanding                                                       40,329                             39,662

           The Company is in the process of finalizing the allocation of the purchase price paid to acquire Red Lion to the assets acquired and liabilities assumed. Any adjustments to the original allocation will be reflected in the fourth quarter of 1997. The Company does not believe that the adjustments will be material to the existing asset values or liabilities.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



(3)        INVESTMENTS

           As of September 30, 1997 the Company and its subsidiaries have general and/or limited partnership interests in numerous partnerships which principally own hotels. The Company's percentage of ownership in such partnerships ranges from less than 1% to 50.0%.

           Investments consist of the following (in thousands):

                                                                                              DECEMBER 31,             SEPTEMBER 30,
                                                                                                  1996                      1997
                                                                                                  ----                      ----
Hotel partnerships                                                                             $  58,538                  $  84,553
RFS Hotel Investors, Inc. convertible preferred stock                                             18,500                     18,500
RFS Hotel Investors, Inc. common stock                                                             1,533                      1,523
Candlewood                                                                                          (581)                      (805)
Other                                                                                               (314)                      (314)
                                                                                               ---------                  ---------
                                                                                               $  77,676                  $ 103,457
                                                                                               =========                  =========

(4)        NOTES PAYABLE

           Notes payable consists of the following (in thousands):

                                                                                               DECEMBER 31,            SEPTEMBER 30,
                                                                                                   1996                      1997
                                                                                                   ----                      ----
Term Loan A with interest at variable rates payable quarterly
     (6.9375% at September 30, 1997), principal due quarterly in
     varying amounts through maturity in November 2002                                            $ 300,700               $ 271,776
Term Loan B with interest at variable rates payable quarterly
     (8.0625% at September 30, 1997), principal due quarterly in
     varying amounts through maturity in May 2004                                                   160,900                 145,856
Revolving line of credit (8.625% at September 30, 1997)                                                  --                   5,000
Mortgages and other notes                                                                            89,382                  90,455
                                                                                                  ---------               ---------
                                                                                                    550,982                 513,087
Less:  current portion                                                                               (5,490)                (75,270)
                                                                                                  ---------               ---------
                                                                                                  $ 545,492               $ 437,817
                                                                                                  =========               =========

           The Company's credit facility consists of two term loans and provides for a $100.0 million revolving line of credit. At the option of the Company, interest rates may be based on either (a) the higher of the federal funds rate plus 1/2% or the prime rate or (b) the Eurodollar rate plus an interest rate margin which ranges from 1.125% to 2.000% with respect to Term Loan A and the revolving line of credit and 2.25% to 2.50% with respect to Term Loan B. The interest margins applicable at any time are related to the financial condition and performance of the Company. The revolving line of credit requires the payment of a quarterly commitment fee of 0.375% of the unutilized commitments.


(5)        STOCK OPTIONS

           The Company's stock based compensation plan is a fixed stock option plan, the 1994 Equity Participation Plan, as amended (the "Plan"), in which options may be granted to key personnel to purchase shares of the Company's common

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


stock at a price not less than the current market price at the date of grant. The options vest annually and ratably over the four-year period from the date of grant and expire ten years after the grant date. In May, 1997, the Company's shareholders approved an increase in the maximum number of shares available under the Plan from 3,300,000 to 4,500,000.

           As of September 30, 1997, options for 3,484,000 shares, net of terminations, have been granted at prices ranging from $13.00 to $44.875, of which 737,040 are currently exercisable.

           The terms of the Plan provide for vesting of options upon a "change in control." The proposed merger with Promus Hotel Corporation (see Note 8) will constitute a change in control under the Plan. As a result, all of the currently unvested options outstanding will become fully vested and immediately exercisable upon consummation of the merger.

(6)        UNUSUAL ITEMS

           During the first quarter of 1997, the Company realized three unusual items that contributed $8,450,000 ($5,214,000 after-tax) to operating income in the accompanying 1997 statements of operations as follows (in thousands):

Renaissance Hotel Group break-up fee, net of costs                            $   10,925
Sale of management rights                                                          3,000
Establishment of long-term compensation plans                                     (5,475)
                                                                              ----------
                                                                              $    8,450
                                                                              ==========


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

           During the first quarter of 1997, the Company established a supplemental executive retirement plan for senior management and issued 30,000 shares of restricted common stock to each of the Company's two co-chairmen. The shares vest annually and ratably in January 1998 and 1999, with 10,000 shares having vested upon issuance. The Company recorded $5,475,000 in expenses related to these items, which are included in corporate general and administrative expenses.

                     DOUBLETREE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7)        RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 established standards for computing and presenting earnings per share (EPS), and supersedes APB Opinion No. 15. SFAS No. 128 replaces primary EPS with basic EPS and requires dual presentation of basic and diluted EPS. SFAS No. 128 is effective for periods ending after December 15, 1997. Basic and diluted EPS, as calculated under SFAS No. 128, would have been as follows:

                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                          -------------              -------------
                                        1996         1997         1996         1997
                                        ----         ----         ----         ----

Basic                                   $0.35        $0.55        $0.90        $1.40
Diluted                                 $0.34        $0.54        $0.88        $1.37

           Diluted earnings per share as calculated under SFAS No. 128 is comparable to primary earnings per share, as reported in the accompanying statements of operations.

           In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, to consolidate existing disclosure requirements. This new standard contains no change in disclosure requirements for the Company. It will be effective for the Company for the year ending December 31,1997.

           In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the year ending December 31, 1998, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

           In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the year ending December 31, 1998, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

(8)        PROPOSED MERGER

           On September 2, 1997, the Company announced the execution of a definitive merger agreement with Promus Hotel Corporation (Promus). This stock-for-stock transaction is scheduled to be completed by year-end and will be accounted for as a pooling of interests pursuant to Accounting Principles Board Opinion No. 16. Doubletree shareholders will each receive one share of the new company's stock in exchange for each share of Doubletree stock owned; Promus shareholders will receive 0.925 of a share of the new company's stock in exchange for each share of Promus stock owned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of the results of operations and financial condition should be read in conjunction with the accompanying consolidated financial statements and notes thereto and the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

           RECENT DEVELOPMENTS

           On September 2, 1997, the Company announced the execution of a definitive merger agreement with Promus Hotel Corporation (Promus). The combined company will be the lodging industry's third largest revenue producer with approximately $5 billion in annual system-wide revenues under management contract or franchise agreement. The hotel portfolio will include upscale and mid-priced brands including Doubletree Hotels, Embassy Suites, Doubletree Guest Suites, Homewood Suites, Club Hotels by Doubletree, Hampton Inn, Hampton Inn & Suites and Red Lion. As of September 30, 1997, the combined company would have approximately 1,180 hotels, approximately 177,000 rooms and more than 40,000 employees in all regions of the United States as well as selected locations in Latin America and Asia.

           This stock-for-stock transaction is scheduled to be completed by year-end and will be accounted for as a pooling of interests pursuant to Accounting Principles Board Opinion No. 16. Doubletree shareholders will each receive one share of the new company's stock in exchange for each share of Doubletree stock owned; Promus shareholders will receive 0.925 of a share of the new company's stock in exchange for each share of Promus stock owned. The transaction is expected to be tax-free. Refer to the Joint Proxy Statement/Prospectus, as amended, filed with the Securities and Exchange Commission on November 12, 1997 for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PRO FORMA RESULTS OF OPERATIONS

         The following table sets forth the actual results of operations for the three and nine months ended September 30, 1997 in comparison to the pro forma results for the same periods of 1996, assuming that the November 8, 1996 acquisition of Red Lion, and related transactions, occurred as of January 1, 1996. The Company believes that this information provides a more meaningful basis for comparison than the historical results of the Company and includes all necessary adjustments for a fair presentation of such pro forma quarterly information. The pro forma results of operations are not necessarily indicative of the results of operations as they might have been had the combination been consummated at the beginning of 1996.

                                                                         (in thousands (unaudited))
                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  -------------                  -------------
                                                               PRO                            PRO
                                                              FORMA                          FORMA
                                                            1996 (a)           1997         1996 (a)      1997 (b)
                                                            --------           ----         --------      --------
Revenues:
      Management and franchise fees                        $   12,892       $   15,068      $   37,483    $   43,145
      Owned hotel revenues                                     59,649           62,360         171,200       181,526
      Leased hotel revenues                                    89,864          112,231         243,686       314,945
      Purchasing and service fees                              15,790            8,228          51,553        25,860
      Other fees and income                                       591            1,382           2,030        18,890
                                                           ----------       ----------      ----------    ----------
             Total revenues                                   178,786          199,269         505,952       584,366
                                                           ----------       ----------      ----------    ----------
Operating costs and expenses:
      Corporate general and administrative expenses             5,407            6,238          18,850        23,996
      Owned hotel expenses                                     37,232           35,971         112,653       112,156
      Leased hotel expenses                                    76,070           95,312         211,857       276,203
      Purchasing and service expenses                          14,038            4,977          46,238        19,028
      Depreciation and amortization                            12,098           12,413          36,275        36,611
                                                           ----------       ----------      ----------    ----------
             Total operating costs and expenses               144,845          154,911         425,873       467,994
                                                           ----------       ----------      ----------    ----------
Operating income                                               33,941           44,358          80,079       116,372
      Interest expense                                        (10,505)         (10,820)        (31,581)      (32,655)
      Interest income                                           2,999            3,199           8,473         8,761
                                                           ----------       ----------      ----------    ----------
Income before income taxes and minority interest               26,435           36,737          56,971        92,478
      Minority interest share of net income                      (347)          (1,242)         (1,347)       (2,504)
                                                           ----------       ----------      ----------    ----------
Income before income taxes                                     26,088           35,495          55,624        89,974
      Income tax expense                                       10,853           13,595          23,140        34,456
                                                           ----------       ----------      ----------    ----------
Net income                                                 $   15,235       $   21,900      $   32,484    $   55,518
                                                           ==========       ==========      ==========    ==========
Earnings per share                                         $     0.38       $     0.54      $     0.82    $     1.37
                                                           ==========       ==========      ==========    ==========

Weighted average common and common equivalent
    shares outstanding                                         40,329           40,826          39,662        40,524
                                                           ==========       ==========      ==========    ==========

(a) 1996 third quarter and nine month results are presented on a pro forma basis to give effect to the November 8, 1996 acquisition of Red Lion and related transactions, as if they had occurred on January 1, 1996.
(b) Includes a break-up fee of $10.9 million (net of expenses) related to the terminated Renaissance Hotel Group transaction, a $3.0 million gain from the sale of the Company's management rights for a hotel under development in Atlantic City, and $5.5 million of expenses for the establishment of long-term compensation plans for senior management. These items contributed $13.9 million, $8.5 million, $5.2 million, and 13 cents, respectively, to 1997 nine month revenues, operating income, net income, and earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             DOUBLETREE CORPORATION
                             SUMMARY OPERATING DATA
                        QUARTER ENDED SEPTEMBER 30, 1997


                                                                      QUARTER ENDED              INCREASE VERSUS
                                                                    SEPTEMBER 30, 1997          SEPTEMBER 30, 1996
                                                                    ------------------          ------------------
Number of Hotels
----------------
         Doubletree Brand Hotels                                             166                          51
         Non-Doubletree Brand Hotels                                          92                          24
                                                                          ------                      ------
                  Total Company Hotel Portfolio                              258                          75
                                                                          ======                      ======
Number of Rooms
---------------
         Doubletree Brand Hotels                                          44,035                      13,055
         Non-Doubletree Brand Hotels                                      15,024                       3,675
                                                                          ------                      ------
                  Total Company Hotel Portfolio                           59,059                      16,730
                                                                          ======                      ======

                                                                                               INCREASE/(DECREASE)
                                                                      QUARTER ENDED                   VERSUS
                                                                    SEPTEMBER 30, 1997          SEPTEMBER 30, 1996
                                                                    ------------------          ------------------
Revenue Analysis (1)
--------------------
         Doubletree Brand Hotels
                  Occupancy Percentage                                        73.9%                        0.2 Pts
                  Average Daily Rate                                        $103.82                       10.0%
                  Revenue Per Available Room                               $  76.77                       10.4%

         Phase I Red Lion Hotels Converted to Doubletree
                  Occupancy Percentage                                        82.4%                        2.4 Pts
                  Average Daily Rate                                       $  97.08                        7.5%
                  Revenue Per Available Room                               $  80.00                       10.8%

         Phase II Red Lion Hotels Converted to Doubletree
                  Occupancy Percentage                                        76.7%                       (2.3) Pts
                  Average Daily Rate                                       $  91.18                        6.0%
                  Revenue Per Available Room                               $  69.97                        3.0%

         Non-Doubletree Brand Hotels (2)
                  Occupancy Percentage                                        77.8%                       (2.0) Pts
                  Average Daily Rate                                       $  78.60                        4.0%
                  Revenue Per Available Room                               $  61.18                        1.4%  (3)

(1) Revenue statistics are for comparable hotels and include information only for those hotels in the system as of September 30, 1997 and managed by Doubletree since January 1, 1996.

(2) Includes results for the 16 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

(3) The Atlanta area hotels experienced an unusually high REVPAR during the third quarter of 1996 due to the effect of the Summer Olympics. Excluding the four hotels in the Atlanta area, REVPAR growth for the quarter ended September 30, 1997 would have been 4.4% for the non-Doubletree brand hotels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                             DOUBLETREE CORPORATION
                             SUMMARY OPERATING DATA
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                                INCREASE/DECREASE
                                                                  NINE MONTHS ENDED                   VERSUS
                                                                 SEPTEMBER 30, 1997             DECEMBER 31, 1996
                                                                 ------------------             -----------------

Number of Hotels
----------------
         Doubletree Brand Hotels                                             166                           56
         Non-Doubletree Brand Hotels                                          92                          (39)
                                                                          ------                      -------
                  Total Company Hotel Portfolio                              258                           17
                                                                          ======                      =======

Number of Rooms
---------------
         Doubletree Brand Hotels                                          44,035                       15,339
         Non-Doubletree Brand Hotels                                      15,024                      (12,317)
                                                                          ------                      -------
                  Total Company Hotel Portfolio                           59,059                        3,022
                                                                          ======                      =======

                                                                                               INCREASE/(DECREASE)
                                                                  NINE MONTHS ENDED                   VERSUS
                                                                 SEPTEMBER 30, 1997             SEPTEMBER 30, 1996
                                                                 ------------------             ------------------
Revenue Analysis (1)
--------------------
         Doubletree Brand Hotels
                  Occupancy Percentage                                           74.0%                      1.2 Pts
                  Average Daily Rate                                           $104.86                        10.5%
                  Revenue Per Available Room                                    $77.57                        12.3%

         Phase I Red Lion Hotels Converted to Doubletree
                  Occupancy Percentage                                           78.5%                      0.6 Pts
                  Average Daily Rate                                            $97.53                         9.0%
                  Revenue Per Available Room                                    $76.54                         9.8%

         Phase II Red Lion Hotels Converted to Doubletree
                  Occupancy Percentage                                           76.7%                    (2.3) Pts
                  Average Daily Rate                                            $91.18                         6.0%
                  Revenue Per Available Room                                    $69.97                         3.0%

         Non-Doubletree Brand Hotels (2)
                  Occupancy Percentage                                           74.8%                        (1.8) Pts
                  Average Daily Rate                                            $76.99                         5.5%
                  Revenue Per Available Room                                    $57.57                         3.0%   (3)

(1) Revenue statistics are for comparable hotels and include information only for those hotels in the system as of September 30, 1997 and managed by Doubletree since January 1, 1996. Revenue statistics for the Red Lion hotels converted to the Doubletree brand are included only for the period from the initial date of conversion (Phase I - April 1, 1997; Phase II - July 1, 1997) through September 30, 1997.

(2) Includes results for the 16 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

(3) The Atlanta area hotels experienced an unusually high REVPAR during the third quarter of 1996 due to the effect of the Summer Olympics. Excluding the four hotels in the Atlanta area, REVPAR growth for the nine months ended September 30, 1997 would have been 5.1% for the non-Doubletree brand hotels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 1997 (Actual) Compared With Three Months Ended September 30, 1996 (Pro Forma)

         Actual revenues increased $20.5 million or 11% to $199.3 million for the three months ended September 30, 1997 compared to $178.8 million for the three months ended September 30, 1996 on a pro forma basis.

         Revenues from management and franchise fees increased $2.2 million or 17% in 1997 due to fees from new contracts (net of contracts lost) of $1.1 million, higher incentive fees of $0.7 million and increased fees from comparable hotels of $0.4 million. The increases in incentive fees and fees from comparable hotels reflect the continued growth in REVPAR from "same store hotels" and improvements in operating performance.

         Owned hotel revenues increased $2.7 million in 1997 or 5% over the comparable pro forma period principally due to an increase in the average daily room rate offset by a slight decline in occupancy. The margin on hotel operating results increased $4.0 million from $22.4 million in 1996 to $26.4 million in the 1997 period, reflecting an improvement in operating margins from 37.6% to 42.3%. These hotels were acquired in the Red Lion acquisition and the margin improvement reflects the operating enhancements and cost reductions implemented at the hotels.

         Leased hotel revenues increased $22.4 million in 1997 or 25% over the comparable pro forma period principally due to the net addition of 16 new properties under lease and an increase in rooms revenue attributable to higher average daily room rates. The margin on leased hotel operating results increased $3.1 million from $13.8 million in 1996 to $16.9 million in the 1997 period reflecting the impact of the new property additions offset by a nominal decline in operating margins from 15.3% in the 1996 pro forma period to 15.1% in 1997.

          The third quarter was the first full quarter in which all 40 converted Red Lion hotels operated as Doubletree hotels. A ramp-up period follows a brand change as the Company builds customer awareness and may change the customer mix of the hotel. The four Phase I hotels (converted in April 1997) achieved a 10.8% increase in REVPAR to $80.00. The 36 Phase II hotels, which converted in July 1997, experienced a 3.0% year over year REVPAR increase in the third quarter to $69.97. The Company anticipates that the growth in REVPAR will continue over the next twelve to eighteen months.

         Purchasing and service fee revenues decreased $7.6 million as compared to the 1996 pro forma period while the net margin increased $1.5 million to $3.3 million. The improvement in profit margin resulted primarily from the integration of the Doubletree and Red Lion purchasing programs and a continued shift by the Company away from high volume, low margin purchase and resale of goods and services to the hotels toward preferred vendor programs whereby the Company earns a fee for administering the programs.

         Other fees and income increased $0.8 million in 1997 as compared to the pro forma quarter ended September 30, 1996, principally due to an increase in equity income earned on minority interests in various hotel partnerships.

         General and administrative expenses increased $0.8 million in 1997 to $6.2 million. During 1996, Red Lion realized approximately $0.8 million of insurance-related rebates for workers compensation and property liability insurance. Without these rebates, general and administrative expenses would have been comparable to 1996 for the 1997 quarter.

         Depreciation and amortization increased nominally. Operating income increased $10.4 million or 31% over the pro forma quarter ended September 30, 1996.

         The Company incurred net interest expense of $7.6 million in 1997 as compared to $7.5 million in the 1996 period. The increase reflects a slightly higher interest rate on the outstanding borrowings in 1997 versus those assumed in the 1996 pro forma period, offset by a reduction in the principal amount of debt outstanding.

         The increase of $0.9 million in the minority interest share of net income reflects the profits allocable to third party owners of certain consolidated hotel joint ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The provision for income taxes reflects a 38.3% effective tax rate for the three months ended September 30, 1997 compared to a 41.6% effective tax rate utilized in the preparation of the 1996 pro forma results. The higher effective tax rate for 1996 reflects the assumption that the Company would not be able to utilize certain of its existing tax attributes to reduce its taxes.

         Net income for the three months ended September 30, 1997 was $21.9 million which represents a 44% increase over the pro forma period of 1996 and earnings per share were $0.54 compared to $0.38, an increase of 42%.

Nine Months Ended September 30, 1997 (Actual) Compared With Nine Months Ended September 30, 1996 (Pro Forma)

         Actual revenues increased $78.4 million or 15% to $584.4 million for the nine months ended September 30, 1997 compared to $506.0 million for the pro forma nine months ended September 30, 1996.

         Revenues from management and franchise fees increased $5.7 million or 15% in 1997 due to higher incentive fees of $2.7 million, increased fees from comparable hotels of $1.4 million, fees from new contracts (net of contracts lost) which increased $1.2 million and an increase of $0.4 million in fees from renegotiated contracts and management contracts which converted to franchise agreements. The increases in incentive fees and fees from comparable hotels reflect the continued growth in REVPAR from "same store hotels" and improvements in operating performance.

         Owned hotel revenues increased $10.3 million in 1997 or 6% over the comparable pro forma period principally due to an increase in the average daily room rate offset by a slight decline in occupancy. The margin on hotel results increased $10.8 million from $58.5 million in the pro forma 1996 period to $69.4 million in the comparable 1997 period, reflecting an improvement in operating margins from 34.2% to 38.2%. These hotels were acquired in the Red Lion acquisition and the margin improvement reflects the operating enhancements and cost reductions implemented at the hotels.

         Leased hotel revenues increased $71.3 million in 1997 or 29% over the comparable pro forma period principally due to the net addition of 18 new properties under lease and an increase in rooms revenue attributable to higher average daily room rates. The margin on leased hotel operating results increased $6.9 million from $31.8 million in 1996 to $38.7 million in the 1997 period reflecting the impact of the new property additions offset by a decline in operating margins from 13.1% in the 1996 pro forma period to 12.3% in the comparable period in 1997.

         The third quarter was the first full quarter in which all 40 converted Red Lion hotels operated as Doubletree hotels. As a result, the conversion of the four Phase I hotels which converted in April 1997 and the 36 Phase II hotels, which converted in July 1997, did not have a significant impact on REVPAR for the nine months ended September 30, 1997. A ramp-up period follows a brand change as the Company builds customer awareness and may change the customer mix of the hotel. The Company expects that the growth in REVPAR, as seen in the quarter ended September 30, 1997, will have a progressively more favorable impact on results over the next twelve to eighteen months.

         Purchasing and service fees decreased $25.7 million as compared to the 1996 pro forma period while the net margin increased $1.5 million to $6.8 million. The improvement in profit margin resulted primarily from the integration of the Doubletree and Red Lion purchasing programs and a continued shift by the Company away from high volume, low margin purchase and resale of goods and services to the hotels toward preferred vendor programs whereby the Company earns a fee for administering the programs.

         Other fees and income increased $16.9 million in 1997 as compared to the pro forma nine month period ended September 30, 1996. The increase was principally attributable to $10.9 million of income (net of expenses) resulting from the break-up fee for the terminated Renaissance transaction and $3.0 million from the sale of the Company's management rights for a hotel to be built in Atlantic City. Excluding these items, other fees and income would have increased $3.0 million resulting principally from an increase in equity income earned on minority interests in various hotel partnerships and to a lesser degree, increases in franchise application fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Corporate general and administrative expenses increased $5.1 million in 1997 to $24.0 million. Excluding the $5.5 million of expenses incurred for (a) the establishment of a supplemental executive retirement plan for senior management and (b) the compensation expense attributable to the granting of restricted stock to the Company's two co-chairmen, general and administrative expenses would have decreased by $0.4 million.

         Depreciation and amortization increased nominally. Operating income increased $36.3 million, $8.5 million of which is attributable to the unusual items noted above. Excluding these items, operating income would have increased $27.8 million to $107.9 million or 35% in comparison to the $80.1 million generated during the pro forma nine months ended September 30, 1996.

         The Company incurred net interest expense of $23.9 million in 1997 as compared to the $23.1 million in the 1996 pro forma period. The increase reflects a slightly higher interest rate on the outstanding borrowings in 1997 versus those assumed in the 1996 pro forma period, offset by a reduction in the principal amount of debt outstanding.

         The increase of $1.2 million in the minority interest share of net income reflects the profits allocable to third party owners of certain consolidated hotel joint ventures.

         The provision for income taxes reflects a 38.3% effective tax rate for the nine months ended September 30, 1997 compared to a 41.6% effective tax rate utilized in the preparation of the 1996 pro forma results. The higher effective tax rate for 1996 reflects the assumption that the Company would not be able to utilize certain of its existing tax attributes to reduce its taxes.

         Net income and earnings per share for the nine months ended September 30, 1997 were $55.5 million and $1.37, respectively, compared to $32.5 million and $0.82, respectively, in the 1996 pro forma period. Excluding the effects of the unusual items described above, net income for the first nine months of 1997 would have increased 55% to $50.3 million and earnings per share would have increased 51% to $1.24 over the comparable pro forma 1996 period.

HISTORICAL RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 Compared With Three and Nine Months Ended September 30, 1996

         The Company believes, due to the significant increase in its operations resulting from the Red Lion acquisition, that the most meaningful comparison is between the actual 1997 results and the 1996 pro forma results. A comparison of actual 1997 results to actual 1996 results follows.

         Revenues increased $130.7 million to $199.3 million and $398.4 million to $584.4 million in the three and nine month periods ended September 30, 1997, respectively from the comparable periods of 1996 while operating costs and expenses increased $97.3 million to $154.9 million and $310.2 million to $468.0 million over the same periods. The Company generated net interest income during the three and nine months ended September 30, 1996 of $1.4 million and $3.3 million, respectively, as compared to net interest expense of $7.6 million and $23.9 million during the comparable periods of 1997. The changes are attributable to the Company's November 1996 acquisition of Red Lion, leased hotels added subsequent to September 30, 1996 and the previously discussed unusual items.

         Net income and earnings per share for the three months ended September 30, 1997 were $21.9 million and $0.54, respectively, compared to $8.0 million and $0.34, respectively, in the comparable 1996 period. Net income and earnings per share for the nine months ended September 30, 1997 were $55.5 million and $1.37, respectively, compared to $20.4 million and $0.88, respectively, in the comparable 1996 period. Excluding the effect of the unusual items described above, net income for the first nine months of 1997 would have been $50.3 million, an increase of 146% from $20.4 million in the comparable 1996 period and per share earnings would have increased 41% to $1.24 from $0.88. Weighted average shares outstanding increased 75% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company's balance sheet reflected negative working capital of $80.2 million, of which $45.0 million reflects mortgage indebtedness maturing in June 1998 for one of the Company's owned hotels. The Company anticipates refinancing such indebtedness prior to maturity. The Company generated cash from operating activities of $93.1 million during the nine months ended September 30, 1997 as compared to $35.9 million of cash from operations during the same period of 1996. The increase was due to increases in earnings and expenses not requiring the use of cash, offset by an increase in receivables.

         Historically, the Company required capital primarily for making selective investments in the underlying hotels that it manages as a means of obtaining and enhancing the profitability of management contracts. With the acquisition of the 34 Red Lion owned and leased hotels, the Company is investing in the renovation and general upkeep of these hotel properties. Accordingly, investments in property and equipment will increase substantially as compared to historical levels of capital expenditures made when the Company principally managed hotel properties. As of September 30, 1997, the Company had capital project commitments aggregating approximately $10.9 million.

         The Company used $66.0 million of cash for investing activities in the nine months ended September 30, 1997 of which $19.0 million represented the funding of previously accrued costs related to the Red Lion acquisition and $16.2 million was utilized for fixed asset additions ($10.4 million related to the Red Lion hotel properties). Additionally, the Company invested $26.6 million in hotel partnerships and ventures and made loans to owners of hotels in conjunction with obtaining new management contracts of $3.7 million.

         In August 1996, the Company committed to provide credit support for a loan facility which is utilized by Candlewood to arrange to provide construction and permanent financing to Candlewood and/or its franchisees on terms that, in most cases, are much more attractive than those which could be obtained on their own. The source of the loan facility is General Motors Acceptance Corporation Mortgage Group. In providing such credit support, the Company's maximum exposure on any one loan ranges from approximately $1.0 million to $2.0 million, with the aggregate amount of exposure for all such credit support capped at between $20.0 and $30.0 million, assuming that the aggregate amount of loans made under the loan facility is between $100.0 and $150.0 million. As of September 30, 1997, the Company has guaranteed approximately $13.5 million of the balances outstanding under the loan facility.

         As of September 30, 1997, the Company had invested approximately $23.3 million in nine joint ventures with Patriot American Hospitality, Inc. (Patriot). The Company's joint venture interests range from 10% to 15% in nine hotels.

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

         The $100.0 million revolving credit facility can be used for general corporate purposes, matures in 2002 and had $5.0 million drawn as of September 30, 1997. Term Loan A is a fully amortizing loan and made available additional borrowings of up to $40.0 million to refinance an existing hotel mortgage (the commitment for which expired June 30, 1997). Principal payments are due quarterly, increasing from approximately $1.0 million per quarter in 1997 to $17.1 million quarterly in 2002, at which time the term loan matures.

         Term Loan B requires quarterly principal payments of approximately $0.3 million through 2002 and then increases to approximately $23.1 million quarterly throughout maturity in May 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company made voluntary prepayments on Term Loans A and B totaling $10.0 million in the first quarter of 1997 and $30.0 million in the third quarter of 1997, respectively. These voluntary prepayments reduce future principal payment requirements pro rata between Loans A and B.

         The Company enters into interest rate swap agreements in order to reduce its exposure to interest rate fluctuations. As of September 30, 1997, the Company had four agreements which have converted $290.0 million of debt from floating rates of 5.66% to 5.68% at September 30, 1997 to fixed rates ranging from 5.78% to 5.93% (prior to the applicable margin). The agreements expire March 31, 1999 and January 2, 2002.

          The New Credit Facility contains numerous covenants which place restrictions on additional indebtedness, mergers, acquisitions, the payment of dividends and investments and requires the Company to maintain certain financial ratios. Additionally, the Company is required to make mandatory principal repayments with the proceeds from excess cash flow from operations (as defined) or equity offerings and the sale of assets or refinancing of certain indebtedness. All obligations are guaranteed and secured by substantially all of the assets of the Company and its significant subsidiaries. In connection with the proposed merger, the combined companies intend to refinance and consolidate their credit facilities.

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

         The Company has guaranteed certain mortgages. leases and construction bonds up to $11.0 million ($1.0 million of which is collateralized by a letter of credit). Additionally, the Company has approximately $6.5 million of bonds outstanding as collateral for payment of claims arising out of workers' compensation claims and has committed to provide an additional $1.3 million to an investment partnership for hotel property acquisitions. The Company has a 4.35% limited partnership interest in the venture.

         Certain hotel management contracts provide that if a hotel does not achieve agreed-upon performance levels, the Company may elect or may be required to fund any performance shortfalls for a specified period of time. In general, if the Company elects not to fund the shortfall, the hotel owner may elect to terminate the management contract. If the Company elects to fund the shortfall, but performance standards are not achieved at the expiration of the funding period, the owner may elect to terminate the management contract at that time. The company has not been required to fund any shortfalls during the nine-month period ended September 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                           PART II. OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

           On September 2, 1997, the Company announced the execution of a definitive merger agreement with Promus Hotel Corporation (Promus). On November 12, 1997 Doubletree and Promus filed Amendment No. 2 to the Joint Proxy Statement/Prospectus with the Securities and Exchange Commission. The proposed merger is subject to the approval of the stockholders of both companies. It is anticipated that the transaction will close prior to year end.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibit 27 - Financial Data Schedule

(b)        Reports on Form 8-K -
                      Form 8-K filed on October 9, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Doubletree Corporation


November 13, 1997                        By ____________________________________
                                                             William L. Perocchi
                                                    Executive Vice President and
                                                         Chief Financial Officer
                                                (Principal Financial Officer and
                                                        Duly Authorized Officer)